Form 10-Q
period 2020-09-30
GO Acquisition Corp.
filed 2020-11-16
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

GO Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-39424	85-1429879
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

450W, 14th Street, 15th Floor New York, NY	100014
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 12, 2020, 57,500,000 Class A common stock, par value $0.0001 per share, and 14,375,000 Class B common stock, par value $0.0001 per share, were issued and outstanding.

GO ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2020

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statement of Changes in Stockholders’ Equity for the period from June 12, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from June 12, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GO ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$1,344,350
Prepaid expenses	293,995
Total current assets	1,638,345
Investments held in Trust Account	575,075,333
Total assets	$576,713,678

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$40,435
Accrued expenses	101,695
Franchise tax payable	59,776
Income tax payable	3,267
Note payable - related party	200,000
Total current liabilities	405,173
Deferred underwriting commissions in connection with the initial public offering	20,125,000
Total liabilities	20,530,173

Commitments and Contingencies
Class A common stock; 55,118,350 shares subject to possible redemption at $10.00 per share	551,183,500

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,381,650 shares issued and outstanding (excluding 55,118,350 shares subject to possible redemption)	238
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	5,091,738
Accumulated deficit	(93,409)
Total stockholders’ equity	5,000,005
Total Liabilities and Stockholders’ Equity	$576,713,678

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For the period from June 12, 2020 (inception) through September 30, 2020
General and administrative expenses	$104,810	$105,699
Franchise tax expense	49,863	59,776
Loss from operations	(154,673)	(165,475)
Net gain from investments held in the Trust Account	75,333	75,333
Income (loss) before income tax expense	(79,340)	(90,142)
Income tax expense	3,267	3,267
Net loss	$(82,607)	$(93,409)

Weighted average shares outstanding of Class A common stock	51,363,636	51,363,636
Basic and diluted net income per share, Class A common stock	$0.00	$0.00
Weighted average shares outstanding of Class B common stock	14,375,000	14,375,000
Basic and diluted net loss per share, Class B common stock	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Net loss	-	-	-	-	-	(10,802)	(10,802)
Balance - June 30, 2020	-	$-	14,375,000	$1,438	$23,562	$(10,802)	$14,198
Sale of units in initial public offering, gross	57,500,000	5,750	-	-	574,994,250	-	575,000,000
Offering costs	-	-	-	-	(32,248,086)	-	(32,248,086)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	13,500,000	-	13,500,000
Common stock subject to possible redemption	(55,118,350)	(5,512)	-	-	(551,177,988)	-	(551,183,500)
Net loss	-	-	-	-	-	(82,607)	(82,607)
Balance - September 30, 2020	2,381,650	$238	14,375,000	$1,438	$5,091,738	$(93,409)	$5,000,005

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(93,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(75,333)
Changes in operating assets and liabilities:
Prepaid expenses	(293,995)
Accounts payable	40,435
Accrued expenses	16,695
Franchise tax payable	59,776
Income tax payable	3,267
Net cash used in operating activities	(342,564)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	13,500,000
Offering costs paid	(12,038,086)
Net cash provided by financing activities	576,686,914

Net increase in cash	1,344,350

Cash - beginning of the period	-
Cash - end of the period	$1,344,350

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$20,125,000
Initial value of Class A common stock subject to possible redemption	$478,891,280
Change in initial value of Class A common stock subject to possible redemption	$72,292,220

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Basis of Presentation

GO Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on June 12, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company may pursue targets in any industry, the Company intends to focus its efforts on travel-related and travel-adjacent businesses with either all or a substantial portion of their activities in North America or Europe. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. The Company has neither engaged in any operations nor generated revenue to date. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from June 12, 2020 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a potential target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is GO Acquisition Founder LLC, a Delaware corporation (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $28.1 million, inclusive of $17.5 million in deferred underwriting commissions (Note 5). The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in full on September 21, 2020 and purchased an additional 7,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $75.0 million (the “Over-Allotment”), and incurred additional offering costs of approximately $4.1 million in underwriting fees (inclusive of approximately $2.6 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $12.0 million. Simultaneously with the closing of the Over-Allotment Units, on September 21, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 1,000,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $1.5 million (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in a  trust account (“Trust Account”) located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from June 12, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 or any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 13, 2020 and August 5, 2020, respectively.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

At September 30, 2020, the Company had cash of approximately $1.3 million and working capital of approximately $1.2 million.

The Company’s liquidity needs up to August 7, 2020 had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to August 7, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of the date of this filing.  In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4).

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2020, the Company had no cash equivalents.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, note payable, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 55,118,350 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Offering Costs

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering and exercise of the over-allotment option.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,166,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

The Company’s unaudited condensed statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $75,000, net of applicable income and franchise taxes of approximately $53,000 and approximately $63,000 for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) to September 30, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $83,000 and $93,000, less net income attributable to Class A common stock of approximately $22,000 and approximately $12,000, resulting in a net loss of approximately $105,000 and $106,000, for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) to September 30, 2020 respectively, by the weighted average number of Class B common stock outstanding for the respective periods.

Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) to September 30, 2020, approximately $3,000 was recorded as income tax expense. The Company’s effective tax rates for the three months ended September 30, 2020 and for the period from May 19, 2020 (inception) to September 30, 2020 were both negative (4%), which differs from the expected income tax rate due to the start-up costs which are not deductible.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $22,000, which had a full valuation allowance recorded against it of approximately $22,000.

There were no unrecognized tax benefits as of September 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On August 7, 2020, the Company consummated its Initial Public Offering of 50,000,000 Units at $10.00 per Unit, generating gross proceeds of $500.0 million. The underwriters exercised the over-allotment option in full and on September 21, 2020 purchased an additional 7,500,000 Over-Allotment Units, generating additional gross proceeds of $75.0 million. The Company incurred offering costs of approximately $32.2 million, including approximately $20.1 million in deferred underwriting commissions.

Each Unit consisted of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

In June 2020, the Sponsor purchased 14,375,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), for an aggregate price of $25,000. In July 2020, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors at their original purchase price. The Sponsor agreed to forfeit up to 1,875,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The underwriters exercised their over-allotment option in full on September 21, 2020. As a result, these shares were no longer subject to forfeiture.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering and the Over-Allotment, on August 7, 2020 and September 21, 2020, respectively, the Company consummated the Private Placement of 9,000,000 Private Placement Warrants in the aggregate at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $13.5 million.

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

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2020, the Company borrowed $200,000 under the Note. The Company has not repaid the Note to date.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 7,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on September 21, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 57,500,000 shares of Class A common stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. In June 2020, the Company issued 14,375,000 shares of Class B common stock, of which an aggregate of up to 1,875,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. The underwriters exercised their over-allotment option in full on September 21, 2020. As a result, these shares were no longer subject to forfeiture.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

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

Note 7. Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$575,075,333	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) through September 30, 2020.

Note 8 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 13, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that, except as noted above, all such events that would require recognition or disclosure have been recognized or disclosed.

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

Overview

We are a blank check company incorporated on June 12, 2020 as a Delaware company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. Although we may pursue targets in any industry, the Company intends to focus its efforts on travel-related and travel-adjacent businesses with either all or a substantial portion of their activities in North America or Europe. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is GO Acquisition Founder LLC, a Delaware limited liability company. Our registration statement for the Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, we consummated the Initial Public Offering of 50,000,000 Units, at $10.00 per Unit, generating gross proceeds of $50.0 million, and incurring offering costs of approximately $28.1 million, inclusive of $17.5 million in deferred underwriting commissions. On September 21, 2020, the underwriter exercised the over-allotment option in full to purchase an additional 7,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $75.0 million (the “Over-Allotment”), and incurred additional offering costs of approximately $4.1 million in underwriting fees (inclusive of approximately $2.6 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering on August 7, 2020, we consummated the Private Placement of an aggregate of 8,000,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to our Sponsor, generating proceeds of $12.0 million. Simultaneously with the closing of the Over-Allotment Units, on September 21, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 1,000,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $1.5 million.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, $575.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and of the Private Placement Warrants in the Private Placement were placed in the Trust Account located in the United States at JP Morgan Chase Bank, N.A. with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Capital Resources

At September 30, 2020, we had cash of approximately $1.3 million and working capital of approximately $1.2 million.

Prior to the completion of our Initial Public Offering, our liquidity needs up to September 30, 2020 had been satisfied through the cash receipt of $25,000 from our Sponsor to purchase the Founder Shares, and a loan of approximately $200,000 pursuant to a note issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid to date.  In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or its affiliates may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). To date, there are no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity from inception up to September 30, 2020 was in preparation for our Initial Public Offering and, since the consummation of our Initial Public Offering, the search for a prospective target business. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the period from June 12, 2020 (inception) through September 30, 2020, we had a net loss of approximately $93,000, which consisted of approximately $106,000 in general and administrative expenses, approximately $60,000 in franchise tax expense, and income tax expense of approximately $3,000, partially offset by net gain from investments held in the Trust Account of $75,000.

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

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 55,118,350 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Net Loss Per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,166,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per share is the same as basic earnings per share for the periods presented.

Our unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $75,000, net of applicable income and franchise taxes of approximately $53,000 and approximately $68,000 for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) to September 30, 2020, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) through September 30, 2020 is calculated by dividing the net loss of approximately $83,000 and $93,000, less net income attributable to Class A common stock of approximately $22,000 and approximately $12,000, resulting in a net loss of approximately $105,000 and $106,000, for the three months ended September 30, 2020 and for the period from June 12, 2020 (inception) to September 30, 2020 respectively, by the weighted average number of Class B common stock outstanding for the respective periods.

Recent Accounting Pronouncements

Our management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the Initial Public Offering and the full exercise of the Over-Allotment, we consummated a private placement of an aggregate of 9,000,000 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $13,500,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

On August 7, 2020, we consummated our Initial Public Offering of 50,000,000 Units, at an offering price of $10.00 per Unit, generating total gross proceeds of $500,000,000. Credit Suisse Securities (USA) LLC served as lead book-running manager, and Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC served as book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-239572). The SEC declared the registration statement effective on August 4, 2020.

On September 21, 2020, the underwriters exercised the Over-Allotment in full, resulting in the sale of an additional 7,500,000 Units, generating additional total gross proceeds of $75,000,000.

Of the gross proceeds received from the Initial Public Offering (including the Over-Allotment) and the Private Placement, $575,000,000 was placed in the Trust Account.

We paid a total of $11,500,000 in underwriting discounts and approximately $623,000 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $20,125,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement, dated August 4, 2020, between the Company and Credit Suisse Securities (USA) LLC. (1)

3.1	Amended and Restated Certificate of Incorporation of the Company. (1)

4.1	Warrant Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)

10.1	Letter Agreement, dated August 4, 2020, between the Company and GO Acquisition Founder LLC. (1)

10.2	Letter Agreement, dated August 4, 2020, between the Company and each of the executive officers and directors of the Company. (1)

10.3	Investment Management Trust Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company. (1)

10.4	Private Placement Warrants Purchase Agreement, dated August 4, 2020, between the Company and GO Acquisition Founder LLC. (1)

10.5	Registration and Stockholder Rights Agreement, dated August 4, 2020, among the Company and certain securityholders. (1)

10.6	Form of Indemnity Agreement. (1)

31.1	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Co-Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.3	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Co-Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on August 10, 2020, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November 2020.

GO ACQUISITION CORP.

By:	/s/ Guy Weltsch
Name:	Guy Weltsch
Title:	President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)