Form 10-K/A
period 2020-12-31
GO Acquisition Corp.
filed 2021-05-25
CIK 1816176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Go Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of GO Acquisition Corp for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 7, 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 12, 2020 (inception) through December 31, 2020, its balance sheet as of August 7, 2020, and the unaudited interim financial statements as of, and for the period ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued on August 7, 2020 and September 21, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, approximately $555.8 million is available to complete our initial business combination and pay related fees and expenses (after taking into account the approximately $20.1 million of deferred underwriting commissions being held in the trust account).

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

In light of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations. As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the warrants we issued in connection with our initial public offering in August 2020 and September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of the Restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatement, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”), without our prior consent. However, our certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock inopen market transactions, potentially at a loss.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of GO Acquisition Corp. (the “Company”) for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from June 12, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from July 24 (inception) through September 30, 2020.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 7, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 24, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 12, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the quarterly periods ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on August 7, 2020 and September 21, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 12, 2020 (inception) through December 31, 2020, we had a net loss of approximately $10.1 million, which consisted of approximately $8.7 million loss from changes in fair value of derivative warrant liabilities, approximately $1.3 million financing costs, approximately $208,000 in general and administrative expenses, approximately $110,000 in franchise tax expense, and income tax expense of approximately $30,000, partially offset by net gain from investments held in the Trust Account of $253,000.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the period from June 12, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of approximately $8.7 million. We also recognized a charge of $1.3 million for the amount of offering costs ascribe to the derivative warrant liabilities that was offset by an increase in additional paid-in capital.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 50,862,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $253,000, net of applicable income and franchise taxes of approximately $140,000 for the period from June 12, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding. Net loss per share, basic and diluted for Class B common stock for the period from June 12, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $10.1 million, less net income attributable to Class A common stock of approximately $113,000, resulting in a net loss of approximately $10.2 million for the period from June 12, 2020 (inception) to December 31, 2020, by the weighted average number of Class B common stock outstanding.

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 19,166,667 common stock warrants to investors and issued 9,000,000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-21 following Item 16, which comprise a portion of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on August 7, 2020 and September 21, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report

(2) Financial Statements Schedule

None.

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 4, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5***	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated June 22, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement, dated June 22, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated August 4, 2020, between the Company and our sponsor.
10.4(1)	Letter Agreement, dated August 4, 2020, between the Company and each of the executive officers and directors of the Company.
10.5(1)	Investment Management Trust Agreement, dated August 4, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated August 4, 2020, among the Company, our sponsor and certain securityholders.
10.7(1)	Private Placement Warrants Purchase Agreement, dated August 4, 2020, between the Company and our sponsor.
10.8(1)	Form of Indemnity Agreement.
31.1*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2020.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-239572), filed with the SEC on July 29, 2020.

ITEM 16. FORM 10-K SUMMARY

None

GO ACQUISITION CORP.
Index to Financial Statements

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York
May 25, 2021

GO ACQUISITION CORP.
BALANCE SHEET
As Restated

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$1,274,139
Prepaid expenses	247,305
Total current assets	1,521,444
Investments held in Trust Account	575,253,315
Total assets	$576,774,759

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Accounts payable	$4,000
Accrued expenses	123,120
Franchise tax payable	110,187
Income tax payable	30,057
Note payable - related party	200,000
Total current liabilities	467,364
Deferred underwriting commissions in connection with the initial public offering	20,125,000
Derivative warrant liabilities	42,556,470
Total liabilities	63,148,834

Commitments and Contingencies

Class A common stock; 50,862,592 shares subject to possible redemption at $10.00 per share	508,625,920

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,637,408 shares issued and outstanding (excluding 50,862,592 shares subject to possible redemption)	664
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	15,090,872
Accumulated deficit	(10,092,969)
Total stockholders’ equity	5,000,005
Total Liabilities and Stockholders’ Equity	$576,774,759

 The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENT OF OPERATIONS

As Restated

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$207,590
Franchise tax expense	110,187
Loss from operations	(317,777)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(8,717,310)
Financing costs - derivative warrant liabilities	(1,281,140)
Net gain from investments held in the Trust Account	253,315
Loss before income tax expense	(10,062,912)
Income tax expense	30,057
Net loss	$(10,092,969)

Weighted average shares outstanding of Class A common stock	55,204,082
Basic and diluted net income per share, Class A common stock	$0.00
Weighted average shares outstanding of Class B common stock	13,490,933
Basic and diluted net loss per share, Class B common stock	$(0.76)

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock						Total
	Class A		Class B		Additional Paid-In Capital	Accumulated Deficit	Stockholder’s Equity
	Shares	Amount	Shares	Amount
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Sale of units in initial public offering, less fair value of public warrants	57,500,000	5,750	-	-	552,134,460	-	552,140,210
Offering costs	-	-	-	-	(30,966,946)	-	(30,966,946)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,520,630	-	2,520,630
Common stock subject to possible redemption	(50,862,592)	(5,086)	-	-	(508,620,834)	-	(508,625,920)
Net loss	-	-	-	-	-	(10,092,969)	(10,092,969)
Balance - December 31, 2020	6,637,408	$664	14,375,000	$1,438	$15,090,872	$(10,092,969)	$5,000,005

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENT OF CASH FLOWS

As Restated

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(10,092,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	8,717,310
Financing costs - derivative warrant liabilities	1,281,140
Net gain from investments held in Trust Account	(253,315)
Changes in operating assets and liabilities:
Prepaid expenses	(247,305)
Accounts payable	4,000
Accrued expenses	38,120
Franchise tax payable	110,187
Income tax payable	30,057
Net cash used in operating activities	(412,775)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	13,500,000
Offering costs paid	(12,038,086)
Net cash provided by financing activities	576,686,914

Net change in cash	(1,274,139)

Cash - beginning of the period	-
Cash - end of the period	$(1,274,139)

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$20,125,000
Initial value of Class A common stock subject to possible redemption	$517,427,120
Change in initial value of Class A common stock subject to possible redemption	$(8,801,200)

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

(As Restated)

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

The Company’s sponsor is GO Acquisition Founder LLC, a Delaware corporation (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 4, 2020. On August 7, 2020, the Company consummated its Initial Public Offering of 50,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $500.0 million, and incurring offering costs of approximately $28.1 million, inclusive of $17.5 million in deferred underwriting commissions (Note 6). The Company granted the underwriters in the IPO (the “Underwriters”) a 45-day option to purchase up to 7,500,000 additional Units to cover over-allotments, if any. The Underwriters exercised the over-allotment option in full on September 21, 2020 and purchased an additional 7,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of $75.0 million (the “Over-Allotment”), and incurred additional offering costs of approximately $4.1 million in underwriting fees (inclusive of approximately $2.6 million in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 8,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $12.0 million. Simultaneously with the closing of the Over-Allotment Units, on September 21, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 1,000,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $1.5 million (Note 5).

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

The Company will provide the holders of the Company’s outstanding shares of Class A common stock (the “Public Stockholders”), par value $0.0001 per share, sold in the Initial Public Offering (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If the Company seeks stockholder approval of a Business Combination, it will consummate the Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem such stockholder’s Public Shares irrespective of whether such stockholder votes for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote any Founder Shares (as defined below in Note 5) owned by them and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares owned by them in connection with the completion of a Business Combination.

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

As described in Note 2—Restatement of Previously Issued Financial Statements and Note 11 – Quarterly Financial Information (Unaudited), the Company’s financial statements as of December 31, 2020, and the period from June 12, 2020 (inception) through December 31, 2020, the audited balance sheet as of August 7, 2020, and the unaudited interim financial statements as of, and for the quarterly period ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Liquidity and Capital Resources

At December 31, 2020, the Company had cash of approximately $1.3 million and working capital of approximately $1.1 million.

The Company’s liquidity needs since inception had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to August 7, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of December 31, 2020 and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no Working Capital Loans outstanding.

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

Note 2 — Restatement of Previously Issued Financial Statements

In April 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in August 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 7, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the period ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statement of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Balance Sheet
Total assets	$576,774,759	$-	$576,774,759
Liabilities and stockholders’ equity
Total current liabilities	$467,364	$-	$467,364
Deferred legal fees	-		-
Deferred underwriting commissions	20,125,000	-	20,125,000
Derivative warrant liabilities	-	42,556,470	42,556,470
Total liabilities	20,592,364	42,556,470	63,148,834
Class A common stock, $0.0001 par value; shares subject to possible redemption	551,182,390	(42,556,470)	508,625,920
Stockholders’ equity
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	238	426	664
Class B common stock - $0.0001 par value	1,438	-	1,438
Additional paid-in-capital	5,092,848	9,998,024	15,090,872
Accumulated deficit	(94,519)	(9,998,450)	(10,092,969)
Total stockholders’ equity	5,000,005	-	5,000,005
Total liabilities and stockholders’ equity	$576,774,759	$-	$576,774,759

	Period From June 12, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Operations
Loss from operations	$(317,777)	$-	$(317,777)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(8,717,310)	(8,717,310)
Financing costs - derivative warrant liabilities	-	(1,281,140)	(1,281,140)
Net gain from investments held in Trust Account	253,315	-	253,315
Total other (expense) income	253,315	(9,998,450)	(9,745,135)
Income tax expense	30,057	-	30,057
Net loss	$(94,519)	$(9,998,450)	$(10,092,969)

Basic and Diluted weighted-average Class A common stock outstanding	55,204,082	-	55,204,082
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common stock outstanding	13,490,933	-	13,490,933
Basic and Diluted net loss per Class B share	$(0.02)	$(0.74)	$(0.76)

	Period From June 12, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Statement of Cash Flows
Net loss	$(94,519.00)	$(9,998,450)	$(10,092,969)
Change in fair value of derivative warrant liabilities	-	8,717,310	8,717,310
Financing costs - derivative warrant liabilities	-	1,281,140	1,281,140
Net cash used in operating activities	(412,775)	-	(412,775)
Net cash used in investing activities	(575,000,000)	-	(575,000,000)
Net cash provided by financing activities	576,686,914	-	576,686,914
Net change in cash	$1,274,139	$-	$1,274,139

In addition, the impact to the balance sheet dated August 7, 2020, filed on Form 8-K on August 13, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $33.8 million increase to the derivative warrant liabilities line item at August 7, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item, and an increase to additional paid-in capital of $1.1 million and a decrease to the accumulated deficit of $1.1 million. There is no change to total stockholders’ equity at the reported balance sheet date. One of the more significant estimates included in these financial statements is the determination of the fair value of the warrant liabilities.

Note 3 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results can differ from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, note payable – related party, franchise tax payable and income tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 50,862,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.2 million is included in financing cost -derivative warrant liabilities in the statement of operations and $31.0 million is included in stockholders’ equity.

 Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 19,166,667 issued common stock warrants to investors and the 9,000,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock is calculated by dividing the investment income earned on the Trust Account of approximately $253,000, net of applicable income and franchise taxes of approximately $140,000 for the period from June 12, 2020 (inception) to December 31, 2020, by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock for the period from June 12, 2020 (inception) through December 31, 2020 is calculated by dividing the net loss of approximately $10.2 million, less net income attributable to Class A common stock of approximately $113,000, resulting in a net loss of approximately $10.1 million for the period from June 12, 2020 (inception) to December 31, 2020 respectively, by the weighted average number of Class B common stock outstanding for the respective period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 — Initial Public Offering

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

Each Unit consisted of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5 — Related Party Transactions

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

Note 6 — Commitments & Contingencies

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

Note 7 — Derivative warrant liabilities

As of December 31, 2020, the Company had 19,166,667 and 9,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 8 — Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 57,500,000 shares of Class A common stock issued and outstanding, including 50,862,592 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 9. Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,253,315	$-	$-
Liabilities:
Derivative warrant liabilities	$28,661,420	$-	$13,895,050

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of September 30, 2020, as the Public Warrants were separately listed and traded.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. For the period from June 12, 2020 (inception) through ended December 31, 2020, the Company recognized an unrealized loss to the statement of operations resulting from an increase in the fair value of liabilities of approximately $8.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of August 7, 2020	As of September 30, 2020	As of December 31, 2020
Volatility	20.0%	17.7%	21.0%
Stock price	$9.60	$9.84	$10.19
Expected life of the options to convert	6.57	6.42	6.16
Risk-free rate	0.32%	0.41%	0.53%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from June 12, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at June 12, 2020 (inception)	$-
Issuance of Public and Private Warrants, Level 3 inputs	33,839,160
Change in fair value of derivative warrant liabilities	(981,570)
Transfer of Public Warrants to Level 1	(22,859,790)
Derivative warrant liabilities - Level 3, at September 30, 2020	9,997,800
Change in fair value of Private Warrants	3,897,250
Derivative warrant liabilities - Level 3, at December 31, 2020	$13,895,050

Note 10 — Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Financing cost	(2.7)%
Change in fair value of warrant liabilities	(18.2)%
Change in Valuation Allowance	(0.4)%
Effective tax rate	(0.3)%

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

Note 11 — Quarterly Financial Information (Unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Interim Balance Sheet
Total assets	$576,713,678	$-	$576,713,678
Liabilities and stockholders’ equity
Total current liabilities	$405,173	$-	$405,173
Deferred legal fees	-
Deferred underwriting commissions	20,125,000	-	20,125,000
Derivative warrant liabilities	-	30,987,550	30,987,550
Total liabilities	20,530,173	30,987,550	51,517,723
Class A common stock, $0.0001 par value; shares subject to possible redemption	551,183,500	(30,987,550)	520,195,950
Stockholders’ equity
Preferred stock - $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	238	310	548
Class B common stock - $0.0001 par value	1,438	-	1,438
Additional paid-in-capital	5,091,738	(1,570,780)	3,520,958
Accumulated deficit	(93,409)	1,570,470	1,477,061
Total stockholders’ equity	5,000,005	-	5,000,005
Total liabilities and stockholders’ equity	$576,713,678	$-	$576,713,678

	Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(154,673)	$-	$(154,673)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	2,851,610	2,851,610
Financing costs - derivative warrant liabilities	-	(1,281,140)	(1,281,140)
Interest earned on investments held in Trust Account	75,333	-	75,333
Total other (expense) income	75,333	1,570,470	1,645,803
Income tax expense	3,267	-	3,267
Net loss	$(82,607)	$1,570,470	$1,487,863

Basic and Diluted weighted-average Class A common stock outstanding	51,363,636		51,363,636
Basic and Diluted net loss per Class A share	$0.00		$0.00
Basic and Diluted weighted-average Class B common stock outstanding	14,375,000		14,375,000
Basic and Diluted net loss per Class B share	$(0.01)	$0.11	$0.10

	Period From June 12, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(165,475)	$-	$(165,475)
Other (expense) income:
Change in fair value of warrant liabilities	-	2,851,610	2,851,610
Financing costs - derivative warrant liabilities	-	(1,281,140)	(1,281,140)
Interest earned on investments held in Trust Account	75,333	-	75,333
Total other (expense) income	75,333	1,570,470	1,645,803
Income tax expense	3,267	-	3,267
Net loss	$(93,409)	$1,570,470	$1,477,061

Basic and Diluted weighted-average Class A common stock outstanding	51,363,636	-	51,363,636
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common stock outstanding	14,375,000	-	14,375,000
Basic and Diluted net loss per Class B share	$(0.01)	$0.11	$0.10

	Period From June 12, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows
Net loss	$(93,409)	$1,570,470	$1,477,061
Change in fair value of derivative warrant liabilities	-	(2,851,610)	(2,851,610)
Financing costs - derivative warrant liabilities	-	1,281,140	1,281,140
Net cash used in operating activities	(342,564)	-	(342,564)
Net cash used in investing activities	(575,000,000)	-	(575,000,000)
Net cash provided by financing activities	576,686,914	-	576,686,914
Net change in cash	$1,344,350	$-	$1,344,350

Note 12 — Subsequent Events

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

GO Acquisition Corp.

Dated: May 25, 2021	By:	/s/ Guy Weltsch
Guy Weltsch
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 25, 2021.

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

65