Form 10-Q
period 2021-06-30
GO Acquisition Corp.
filed 2021-08-17
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 17, 2021, 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GO ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 12, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and for the period from June 12, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the six months ended June 30, 2021 and for the period from June 12, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5	Other Information	25

Item 6.	Exhibits	26

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$966,259	$1,274,139
Prepaid expenses	203,891	247,305
Total current assets	1,170,150	1,521,444
Investments held in Trust Account	575,326,407	575,253,315
Total assets	$576,496,557	$576,774,759

Liabilities and Stockholders’ Equity:
Liabilities:
Current liabilities:
Accounts payable	$26,579	$4,000
Accrued expenses	12,120	123,120
Franchise tax payable	209,365	110,187
Income tax payable	30,057	30,057
Note payable - related party	200,000	200,000
Total current liabilities	478,121	467,364
Deferred underwriting commissions in connection with the initial public offering	20,125,000	20,125,000
Derivative warrant liabilities	30,983,330	42,556,470
Total liabilities	51,586,451	63,148,834

Commitments and Contingencies

Class A common stock; 51,991,010 and 50,862,592 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	519,910,100	508,625,920

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,508,990 and 6,637,408 shares issued and outstanding (excluding 51,991,010 and 50,862,592 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	551	664
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	3,806,805	15,090,872
Retained earnings (accumulated deficit)	1,191,212	(10,092,969)
Total Stockholders’ Equity	5,000,006	5,000,005
Total Liabilities and Stockholders’ Equity	$576,496,557	$576,774,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from June 12, 2020 (inception) through June 30, 2020
General and administrative expenses	$141,190	$262,873	$889
Franchise tax expense	49,863	99,178	9,913
Loss from operations	(191,053)	(362,051)	(10,802)
Other income (expenses)
Change in fair value of derivative warrant liabilities	(5,479,730)	11,573,140	-
Net gain (loss) from investments held in the Trust Account	(23,218)	73,092	-
Income (loss) before income tax expense	(5,694,001)	11,284,181	(10,802)
Income tax benefit	(9,869)	-	-
Net income (loss)	$(5,684,132)	$11,284,181	$(10,802)

Weighted average shares outstanding of Class A common stock	57,500,000	57,500,000	57,500,000
Basic and diluted net income per share, Class A common stock	$(0.00)	$-	$-
Weighted average shares outstanding of Class B common stock	14,375,000	14,375,000	12,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.39)	$0.78	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ Equity

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	6,637,408	$664	14,375,000	$1,438	$15,090,872	$(10,092,969)	$5,000,005
Change in Class A common stock subject to possible redemption	(1,696,831)	(170)	-	-	(15,090,872)	(1,877,268)	(16,968,310)
Net income	-	-	-	-	-	16,968,313	16,968,313
Balance - March 31, 2021 (unaudited)	4,940,577	$494	14,375,000	$1,438	$-	$4,998,076	$5,000,008
Change in Class A common stock subject to possible redemption	568,413	57	-	-	3,806,805	1,877,268	5,684,130
Net loss	-	-	-	-	-	(5,684,132)	(5,684,132)
Balance - June 30, 2021 (unaudited)	5,508,990	$551	14,375,000	$1,438	$3,806,805	$1,191,212	$5,000,006

For The Period From June 12, 2020 (inception) through June 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Net loss	-	-	-	-	-	(10,802)	(10,802)
Balance - June 30, 2020 (unaudited)	-	$-	14,375,000	$1,438	$23,562	$(10,802)	$14,198

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the six months ended June 30, 2021	For the Period from June 12, 2020 (inception) through June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$11,284,181	$(10,802)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(11,573,140)
Net gain from investments held in Trust Account	(73,092)
Changes in operating assets and liabilities:
Prepaid expenses	43,414
Accounts payable	22,579	889
Accrued expenses	(26,000)
Franchise tax payable	99,178	9,913
Income tax payable	-
Net cash used in operating activities	(222,880)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	200,000
Offering costs paid	(85,000)	(74,635)
Net cash used in financing activities	(85,000)	150,365

Net change in cash	(307,880)	150,365

Cash – beginning of the period	1,274,139	-
Cash – end of the period	$966,259	$150,365

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$-	$81,625
Deferred offering costs included in accounts payable	$-	$23,450
Change in value of Class A common stock subject to possible redemption	$11,284,180	$-

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a potential target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Consideration

At June 30, 2021, the Company had cash of approximately $966,000 and working capital of approximately $692,000.

The Company’s liquidity needs since inception had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to Initial Public Offering, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of December 31, 2020 and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 7, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable, income tax payable and note payable – related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 51,991,010 and 50,862,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Common Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 28,166,667 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021	For the period from June 12, 2020 (inception) through June 30, 2020
Class A common stock
Numerator: Income allocable to Class A common stock
Income (loss) from investments held in Trust Account	$(23,218)	$73,092	$-
Less: Company’s portion available to be withdrawn to pay taxes	-	(73,092)	-
Net income (loss) attributable to Class A common stock	$(23,218)	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	57,500,000	57,500,000	-
Basic and diluted net income per share, Class A common stock	$(0.00)	$0.00	$-

Class B common stock			0.00
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(5,684,132)	$11,284,181	$(10,802)
Net income (loss) allocable to Class A common stock	(23,218)	-	-
Net income (loss) attributable to Class B common stock	$(5,660,914)	$11,284,181	$(10,802)
Denominator: weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	14,375,000	14,375,000	12,500,000
Basic and diluted net loss per share, Class B common stock	$(0.39)	$0.78	$(0.00)

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, a full valuation allowance was recorded of approximately $55,000 and $44,000, respectively.

There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. No amounts were accrued for the payment of interest and penalties at June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, the balance of the loan was $200,000, and the Note is due on demand. This facility is no longer available to be withdrawn.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 6—Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 19,166,667 and 9,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 57,500,000 shares of Class A common stock issued and outstanding, including 51,991,010 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet. As of December 31, 2020, there were 57,500,000 shares of Class A common stock issued and outstanding, including 50,862,592 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheet.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 14,375,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,326,407	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$21,083,330	$-	$-
Derivative warrant liabilities - Private	$-	$-	$9,900,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,253,315	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$28,661,420	$-	$-
Derivative warrant liabilities - Private	$-	$-	$13,895,050

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the six months ended June 30, 2021.

Level 1 assets and liabilities include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For the six months ended June 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $11.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of June 30, 2021
Volatility	21.0%	16.6%
Stock price	$10.19	$9.78
Expected life of the options to convert	6.16	5.60
Risk-free rate	0.53%	0.97%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities classified as level 3 for the three and six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at December 31, 2020	$13,895,050
Change in fair value of derivative warrant liabilities	(5,736,610)
Derivative warrant liabilities - Level 3, at March 31, 2021	$8,158,440
Change in fair value of derivative warrant liabilities	1,741,560
Derivative warrant liabilities - Level 3, at June 30, 2021	$9,900,000

The Company did not have any assets or liabilities classified as level 3 for the period from June 12, 2020 (inception) through June 30, 2020.

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the balance sheet was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Going Concern Consideration

At June 30, 2021, we had cash of approximately $966,000 and working capital of approximately $692,000.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 7, 2022.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had a net loss of approximately $5.7 million, which consisted of approximately $141,000 in general and administrative expenses, approximately $50,000 in franchise tax expense, approximately $5.5 million loss from changes in fair value of derivative warrant liabilities, and approximately $23,000 in net loss from investments held in the Trust Account, offset by approximately $10,000 in income tax benefit.

For the six months ended June 30, 2021, we had a net income of approximately $11.3 million, which consisted of approximately $263,000 in general and administrative expenses, approximately $99,000 in franchise tax expense, offset by approximately $11.6 million gain from changes in fair value of derivative warrant liabilities, and approximately $73,000 in net gain from investments held in the Trust Account.

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

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of December 31, 2020, we borrowed $200,000 under the Note. As of June 30, 2021 and December 31, 2020, the balance of the loan was $200,000, and the Note is due on demand.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 51,991,010 and 50,862,592 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) Per Common Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 28,166,667 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Co-Chief Executive Officers (Co-Principal Executive Officers) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 17, 2021	GO ACQUISITION CORP.

	By:	/s/ Guy Weltsch
	Name:	Guy Weltsch
	Title:	President and Chief Financial Officer