Form 10-Q
period 2021-09-30
GO Acquisition Corp.
filed 2021-11-15
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to______________

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

As of November 15th, 2021, 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GO ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$372,565	$1,274,139
Prepaid expenses	157,092	247,305
Total current assets	529,657	1,521,444
Investments held in Trust Account	575,386,404	575,253,315
Total assets	$575,916,061	$576,774,759

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$43,740	$4,000
Accrued expenses	1,119,000	123,120
Franchise tax payable	259,776	110,187
Income tax payable	30,057	30,057
Note payable - related party	200,000	200,000
Total current liabilities	1,652,573	467,364
Deferred underwriting commissions in connection with the initial public offering	20,125,000	20,125,000
Derivative warrant liabilities	20,843,330	42,556,470
Total liabilities	42,620,903	63,148,834

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 57,500,000 shares at $10.00 per share at September 30, 2021 and December 31, 2020	575,000,000	575,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding excluding shares subject to possible redemption	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(41,706,280)	(61,375,513)
Total Stockholders’ Deficit	(41,704,842)	(61,374,075)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$575,916,061	$576,774,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from June 12, 2020 (inception) through September 30,
	2021	2020	2021	2020
General and administrative expenses	$1,764,534	$104,810	$2,027,407	$105,699
Franchise tax expense	50,411	49,863	149,589	59,776
Loss from operations	(1,814,945)	(154,673)	(2,176,996)	(165,475)
Other income (expenses):
Change in fair value of derivative warrant liabilities	10,140,000	2,851,610	21,713,140	2,851,610
Offering costs - derivative warrant liabilities	-	(1,281,140)	-	(1,281,140)
Net gain from investments held in the Trust Account	59,997	75,333	133,089	75,333
Income before income tax expense	8,385,052	1,491,130	19,669,233	1,480,328
Income tax expense	-	3,267	-	3,267
Net income	$8,385,052	$1,487,863	$19,669,233	$1,477,061

Weighted average shares outstanding of Class A common stock, basic and diluted	57,500,000	30,706,522	57,500,000	28,250,000
Basic and diluted net income per share, Class A common stock	$0.12	$0.03	$0.27	$0.04
Weighted average shares outstanding of Class B common stock, basic and diluted	14,375,000	12,703,804	14,375,000	12,685,644
Basic and diluted net income per share, Class B common stock	$0.12	$0.03	$0.27	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)
Net income	-	-	-	-	-	16,968,313	16,968,313
Balance - March 31, 2021 (unaudited)	-	-	14,375,000	1,438	-	(44,407,200)	(44,405,762)
Net loss	-	-	-	-	-	(5,684,132)	(5,684,132)
Balance - June 30, 2021 (unaudited)	-	-	14,375,000	1,438	-	(50,091,332)	(50,089,894)
Net income	-	-	-	-	-	8,385,052	8,385,052
Balance - September 30, 2021 (unaudited)	-	$-	14,375,000	$1,438	$-	$(41,706,280)	$(41,704,842)

For THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND The Period From June 12, 2020 (inception) through SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,520,630	-	2,520,630
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,544,192)	(51,282,544)	(53,826,736)
Net income	-	-	-	-	-	1,477,061	1,477,061
Balance - September 30, 2020 (unaudited)	-	-	14,375,000	1,438	-	(49,805,483)	(49,804,045)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2021	For the period from June 12, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net income	$19,669,233	$1,477,061
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(21,713,140)	(2,851,610)
Offering costs - derivative warrant liabilities	-	1,281,140
Net gain from investments held in Trust Account	(133,089)	(75,333)
Changes in operating assets and liabilities:
Prepaid expenses	90,213	(293,995)
Accounts payable	39,740	40,435
Accrued expenses	910,880	16,695
Franchise tax payable	149,589	59,776
Income tax payable	-	3,267
Net cash used in operating activities	(986,574)	(342,564)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	200,000
Proceeds received from initial public offering, gross	-	575,000,000
Proceeds received from private placement	-	13,500,000
Offering costs paid	85,000	(12,038,086)
Net cash provided by financing activities	85,000	576,686,914

Net increase (decrease) in cash	(901,574)	1,344,350

Cash - beginning of the period	1,274,139	-
Cash - end of the period	$372,565	$1,344,350

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$-	$20,125,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Basis of Presentation

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a potential target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 25, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. As a result, the Company revised its previously filed financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. In connection with the change in presentation for the common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rate in the income (loss) of the Company. The change in the carrying value of redeemable Class A common stock resulted in a decrease of approximately $6.2 million in additional paid-in capital and a charge of approximately $44.6 million to accumulated deficit, as well as a reclassification of 5,074,624 shares of Class A common stock from permanent equity to temporary equity.

The impact of the revision to the audited balance sheet as of December 31, 2020 and unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $66.4 million, $54.8 million, $49.4 million and $55.1 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There has been no change in the Company’s total assets, liabilities, operating results, or cash flow.

There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Going Concern Consideration

At September 30, 2021, the Company had cash of approximately $373,000 and working deficit of approximately $1.1 million.

The Company’s liquidity needs since inception had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to Initial Public Offering, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of September 30, 2021 and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that liquidity and the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 7, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2-Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to redemption upon the completion of the Initial Public Offering.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Effective with the closing of the Initial Public Offering (including the consummation of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 28,166,667 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share for the three and nine months ended September 30, 2021:

	For the Three Months Ended September 30, 2021		For the Three Months Ended September 30, 2020		For the nine months ended September 30, 2021		For the period from June 12, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	6,708,042	1,677,010	1,052,448	435,415	15,735,386	3,933,847	1,019,331	457,730

Denominator:
Basic and diluted weighted average common shares outstanding	57,500,000	14,375,000	30,706,522	12,703,804	57,500,000	14,375,000	28,250,000	12,685,644

Basic and diluted net income per common share	$0.12	$0.12	$0.03	$0.03	$0.27	$0.27	$0.04	$0.04

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, a full valuation allowance was recorded of approximately $469,000 and $44,000, respectively.

There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. No amounts were accrued for the payment of interest and penalties at September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3-Initial Public Offering

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

Note 4-Related Party Transactions

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

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, the balance of the loan was $200,000, and the Note is due on demand. This facility is no longer available to be withdrawn.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

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

Note 5-Commitments & Contingencies

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the search for a potential target business; other than as described below, however, the Company is not aware of any pending or threatened litigation affecting the Company.

On August 20, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company, the Sponsor the Company’s founders and the Company’s independent directors (collectively, the “Defendants”) alleging breach of certain provisions of the Investment Company Act. The Complaint generally asserts that the Company is subject to the Investment Company Act because, among other allegations, the Company invested the proceeds of the Initial Public Offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities violate the Investment Company Act and that such purchases constitute payments that were in breach of the Defendants’ fiduciary duties under the Investment Company Act. The Complaint generally seeks a declaratory judgment stating that the Company is an investment company under the Investment Company Act, rescission of contracts whose formation and performance purportedly violate the Investment Company Act and unspecified damages for purported breach of the Defendants’ fiduciary obligations under the Investment Company Act. The Defendants believe the claims asserted in the Complaint are without merit and have filed a Motion to Dismiss the Complaint. The Defendants intend to continue to vigorously defend this action.

Note 6-Derivative Warrant Liabilities

As of September 30, 2021 and December 31, 2020, the Company had 19,166,667 and 9,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, and December 31, 2020 there were 57,500,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$575,000,000
Less:
Fair value of Public Warrants at issuance	(22,859,790)
Offering costs allocated to Class A common stock subject to possible redemption	(30,966,946)
Plus:
Accretion on Class A common stock subject to possible redemption amount	53,826,736
Class A common stock subject to possible redemption	$575,000,000

Note 8-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 57,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (See Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 14,375,000 shares of Class B common stock issued and outstanding (see Note 4).

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,386,404	$-	$-
Liabilities:
Derivative warrant liabilities – Public	$14,183,330	$-	$-
Derivative warrant liabilities – Private	$-	$-	$6,660,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,253,315	$-	$-
Liabilities:
Derivative warrant liabilities – Public	$28,661,420	$-	$-
Derivative warrant liabilities – Private	$-	$-	$13,895,050

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three and nine months ended September 30, 2021.

Level 1 assets and liabilities include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For the three and nine months ended September 30, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $10.1 million and $21.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the three months ended September 30, 2020, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $2.9 million, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the period from June 12, 2020 (inception) through September 30, 2020, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $2.9 million, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2020	As of September 30, 2021
Volatility	21.0%	12.7%
Stock price	$10.19	$9.81
Expected life of the options to convert	6.16	5.35
Risk-free rate	0.53%	1.03%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities classified as level 3 for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities - Level 3, at December 31, 2020	$13,895,050
Change in fair value of derivative warrant liabilities	(5,736,610)
Derivative warrant liabilities - Level 3, at March 31, 2021	8,158,440
Change in fair value of derivative warrant liabilities	1,741,560
Derivative warrant liabilities - Level 3, at June 30, 2021	9,900,000
Change in fair value of derivative warrant liabilities	(3,240,000)
Derivative warrant liabilities - Level 3, at September 30, 2021	$6,660,000

The change in the fair value of the derivative warrant liabilities classified as level 3 for the period from June 12, 2020 (inception) through September 30, 2020 is summarized as follows:

Derivative warrant liabilities at June 12, 2020 (inception)	$-
Issuance of Public and Private Warrants, Level 3 inputs	33,839,160
Change in fair value of derivative warrant liabilities	(2,851,610)
Transfer of Public Warrants to Level 1	(20,989,747)
Derivative warrant liabilities - Level 3, at September 30, 2020	$9,997,803

Note 10-Subsequent Events

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

Going Concern Consideration

At September 30, 2021, we had cash of approximately $373,000 and working deficit of approximately $1.1 million.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $8.4 million, which consisted of an approximately $10.1 million in change in fair value of derivative warrant liabilities, and approximately $60,000 of net gain from investments held in Trust Account, partially offset by approximately $1.8 million of loss from operations including approximately $1.8 million of general and administrative expenses and approximately $50,000 of franchise tax expense.

For the three months ended September 30, 2020, we had net income of approximately $1.5 million, which consisted of an approximately $2.9 million in change in fair value of derivative warrant liabilities, and approximately $75,000 of net gain from investments held in Trust Account, partially offset by approximately $105,000 of general and administrative expenses, approximately $50,000 of franchise tax expense, and approximately $1.3 million of financing costs associated with derivative warrant liabilities.

For the nine months ended September 30, 2021, we had net income of approximately $19.7 million, which consisted of approximately $21.7 million in change in fair value of derivative warrant liabilities, and approximately $133,000 of net gain from investments held in Trust Account, partially offset by approximately $2.2 million of loss from operations including approximately $2.0 million of general and administrative expenses and approximately $150,000 of franchise tax expense.

For the period from June 12, 2020 (inception) through September 30, 2020, we had net income of approximately $1.5 million, which consisted of approximately $2.9 million in change in fair value of derivative warrant liabilities, and approximately $75,000 of net gain from investments held in Trust Account, partially offset by approximately $106,000 of general and administrative expenses, approximately $60,000 of franchise tax expense, and $1.3 million of financing costs associated with derivative warrant liabilities.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants to purchase an aggregate of 28,166,667 issued in connection with the Initial Public Offering and Private Placement since their inclusion would be anti-dilutive under the treasury stock method. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.

During the first and second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 5, “Commitments & Contingencies – Litigation”, of the notes to the accompanying unaudited condensed financial statements.

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

Dated: November 15th, 2021	GO ACQUISITION CORP.

	By:	/s/ Guy Weltsch
	Name:	Guy Weltsch
	Title:	President and Chief Financial Officer