Form 10-K/A
period 2020-12-31
GO Acquisition Corp.
filed 2022-03-10
CIK 1816176

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of March 8, 2022, there were 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Go Acquisition Corp. unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (the “Report”) amends Amendment No. 1 to the Annual Report on Form 10-K/A of GO Acquisition Corp for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2021 (the “First Amended Filing”).

In preparation of the Company’s financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity (deficit). Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on March 7, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of August 7, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 (“2020 Form 10-K/A No. 1”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 16, 2020, (iii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 17, 2021 and (vi) Note 1 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Q3 Form 10-Q.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

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

Except as described above, no other information included in the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing.

 We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 7, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “GO Acquisition Corp.,” “our,” “us” or “we” refer to GO Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual, levels of activity, performance or achievements to be different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

In this Report, we are restating our audited financial statements as of December 31, 2020, for the period from June 12, 2020 (inception) to December 31, 2020, our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from July 24 (inception) through September 30, 2020, and the audited balance sheet issued in connection with our initial public offering on August 13, 2020.

In preparation of our financial statements as of and for quarterly period ended September 30, 2021, we concluded we should revise our previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although we did not specify a maximum redemption threshold, our charter currently provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, we revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, we determined we should restate our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in our income and losses.

After further consideration of the impact of the error that led to the revised September 30, 2021 financial statements, on November 23, 2021, the management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued (i) audited balance sheet as of August 7, 2020 (the “Post IPO Balance Sheet”), as previously revised in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 16, 2020, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 18, 2021; and (v) unaudited interim financial statements included our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 17, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we will restate our financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and our audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in our Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on our cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Report.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Immediately upon the closing of the Initial Public Offering and the Private Placement, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

We have two classes of shares: Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the periods. We do not consider the effect warrants sold in the Initial Public Offering and the Private Placement, an aggregate of 28,166,667 warrants, would have on diluted net income (loss) per share if exercised to purchase the Company’s Class A common stock because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period presented. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Pages F-1 through F-22 following Item 16, which comprise a portion of this Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 7, 2020 and its annual financial statements for the period ended December 31, 2020. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked instruments issued by the Company and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report

(2) Financial Statements Schedule

None.

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 4, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5***	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated June 22, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement, dated June 22, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated August 4, 2020, between the Company and our sponsor.
10.4(1)	Letter Agreement, dated August 4, 2020, between the Company and each of the executive officers and directors of the Company.
10.5(1)	Investment Management Trust Agreement, dated August 4, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated August 4, 2020, among the Company, our sponsor and certain securityholders.
10.7(1)	Private Placement Warrants Purchase Agreement, dated August 4, 2020, between the Company and our sponsor.
10.8(1)	Form of Indemnity Agreement.
31.1*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document*
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2020.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-239572), filed with the SEC on July 29, 2020.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by August 7, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 25, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is March 9, 2022

GO ACQUISITION CORP.
BALANCE SHEET
As Restated

DECEMBER 31, 2020

Assets:
Current assets:
Cash	$1,274,139
Prepaid expenses	247,305
Total current assets	1,521,444
Investments held in Trust Account	575,253,315
Total assets	$576,774,759

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Liabilities:
Current liabilities:
Accounts payable	$4,000
Accrued expenses	123,120
Franchise tax payable	110,187
Income tax payable	30,057
Note payable - related party	200,000
Total current liabilities	467,364
Deferred underwriting commissions in connection with the initial public offering	20,125,000
Derivative warrant liabilities	42,556,470
Total liabilities	63,148,834

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 57,500,000 shares issued and outstanding at $10.00 per share at redemption value	575,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding	1,438
Additional paid-in capital	-
Accumulated deficit	(61,375,513)
Total Stockholders' Deficit	(61,374,075)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$576,774,759

 The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENT OF OPERATIONS

As Restated

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$207,590
Franchise tax expense	110,187
Loss from operations	(317,777)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(8,717,310)
Financing costs - derivative warrant liabilities	(1,281,140)
Net gain from investments held in the Trust Account	253,315
Loss before income tax expense	(10,062,912)
Income tax expense	30,057
Net income	$(10,092,969)

Weighted average shares outstanding of Class A common stock, basic and diluted	42,265,625
Basic and diluted net income per share, Class A common stock	$(0.18)
Weighted average shares outstanding of Class B common stock, basic and diluted	13,490,933
Basic and diluted net income per share, Class B common stock	$(0.18)

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

As Restated

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,520,630	-	2,520,630
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,544,192)	(51,282,544)	(53,826,736)
Net loss	-	-	-	-	-	(10,092,969)	(10,092,969)
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENT OF CASH FLOWS

As Restated

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(10,092,969)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	8,717,310
Financing costs - derivative warrant liabilities	1,281,140
Net gain from investments held in Trust Account	(253,315)
Changes in operating assets and liabilities:
Prepaid expenses	(247,305)
Accounts payable	4,000
Accrued expenses	38,120
Franchise tax payable	110,187
Income tax payable	30,057
Net cash used in operating activities	(412,775)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(575,000,000)
Net cash used in investing activities	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	200,000
Proceeds received from initial public offering, gross	575,000,000
Proceeds received from private placement	13,500,000
Offering costs paid	(12,038,086)
Net cash provided by financing activities	576,686,914

Net increase (decrease) in cash	1,274,139

Cash - beginning of the period	-
Cash - end of the period	$1,274,139

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$85,000
Deferred underwriting commissions in connection with the initial public offering	$20,125,000
Accretion of Class A common stock subject to possible redemption	$53,826,736

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the change in presentation of Class A common stock subject to possible redemption, the Company concluded it should restate its previously filed financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with its financial statements for quarterly period ended September 30, 2021, the Company revised this interpretation to include temporary equity in net tangible assets. In addition, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error. Therefore, the Company, in consultation with its Audit Committee, concluded that the following financial statements should be restated: (i) audited balance sheet as of August 7, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 (“2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 16, 2020; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 18, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 17, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Post IPO Balance Sheet and the Company’s audited financial statements included in the 2020 Form 10-K/A No. 1. The unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”).

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of September 30, 2020:

As of September 30, 2020	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to redemption	551,183,500	23,816,500	575,000,000
Class A common stock	238	(238)	-
Additional paid-in capital	5,091,738	(5,091,738)	-
Accumulated deficit	(93,409)	(49,712,074)	(49,805,483)
Total Stockholders' equity (deficit)	$5,000,005	$(54,804,050)	$(49,804,045)

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from June 12, 2020 (inception) through September 30, 2020:

	For the period from June 12, 2020 (inception) through September 30, 2020
	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$478,891,280	$(478,891,280)	$-
Change in value of Class A common stock subject to possible redemption	$72,292,220	$(72,292,220)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from June 12, 2020 (inception) through September 30, 2020:

	Earnings (Loss) Per Share
	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the Period from June 12, 2020 (Inception) through September 30, 2020
Net loss	$(93,409)	$-	$(93,409)
Weighted average shares outstanding - Class A common stock	51,363,636	(23,393,339)	27,970,297
Basic and diluted earnings per share - Class A common stock	$-	$(0.00)	$(0.00)
Weighted average shares outstanding - Class B common stock	14,375,000	(1,689,356)	12,685,644
Basic and diluted earnings per share - Class B common stock	$(0.01)	$0.01	$(0.00)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
As of December 31, 2020
Class A common stock subject to redemption	551,182,390	23,817,610	575,000,000
Class A common stock	238	(238)	-
Additional paid-in capital	5,092,848	(5,092,848)	-
Accumulated deficit	(94,519)	(61,280,994)	(61,375,513)
Total Stockholders' equity (deficit)	$5,000,005	$(66,374,080)	$(61,374,075)

The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from June 12, 2020 (inception) through December 31, 2020:

	For the period from June 12, 2020 (inception) through December 31, 2020
	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial value of Class A common stock subject to possible redemption	$517,427,120	$(517,427,120)	$-
Change in value of Class A common stock subject to possible redemption	$(8,801,200)	$8,801,200	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from June 12, 2020 (inception) through December 31, 2020:

	Earnings (Loss) Per Share
	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
For the Period from June 12, 2020 (Inception) through December 31, 2020
Net loss	$(10,092,969)	$-	$(10,092,969)
Weighted average shares outstanding - Class A common stock	55,204,082	(13,157,450)	42,046,632
Basic and diluted loss per share - Class A common stock	$-	$(0.18)	$(0.18)
Weighted average shares outstanding - Class B common stock	13,490,933	-	13,490,933
Basic and diluted loss per share - Class B common stock	$(0.76)	$0.58	$(0.18)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of August 7, 2020:

As of August 7, 2020	As Reported, As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to redemption at $10.00 per share	478,891,280	21,108,720	500,000,000
Class A common stock	211	(211)	-
Additional paid-in capital	5,029,435	(5,029,435)	-
Accumulated deficit	(31,076)	(45,716,594)	(45,747,670)
Total Stockholders' equity (deficit)	$5,000,008	$(50,746,240)	$(45,746,232)

Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of December 31, 2020, there were 57,500,000 shares of Class A common stock outstanding, which were all subject to possible redemption.

The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$575,000,000
Less:
Fair value of Public Warrants at issuance	(22,859,790)
Offering costs allocated to Class A common stock subject to possible redemption	(30,966,946)
Plus:
Accretion on Class A common stock subject to possible redemption amount	53,826,736
Class A common stock subject to possible redemption	$575,000,000

Going Concern

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 7, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 7, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 7, 2022.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A common stock subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.

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

Net Loss Per Common Share

The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 28,166,667 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per common share is the same as basic earnings per common share for the period presented. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the period from June 12, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	(7,650,860)	(2,442,109)

Denominator:
Basic and diluted weighted average common shares outstanding	42,265,625	13,490,933

Basic and diluted net loss per common share	$(0.18)	$(0.18)

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

Note 8 — Stockholders’ Equity (Deficit)

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 57,500,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and classified as temporary equity (see Note 8).

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

Note 11 — Subsequent Events

The Company evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that, except with respect to the restatements described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GO Acquisition Corp.

Dated: March 10, 2022	By:	/s/ Guy Weltsch
Guy Weltsch
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2022.

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

43