Form 10-Q/A
period 2021-09-30
GO Acquisition Corp.
filed 2022-03-10
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of March 8, 2022, 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to GO Acquisition Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of GO Acquisition Corp. as of and for the periods ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, GO Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 1, Revision of Previously Reported Financial Statements, (“Note 1”) that described a revision to the Company’s classification of its Class A common stock subject to redemption issued in the Company’s initial public offering (“IPO”) on August 7, 2020 and subsequent over-allotment on September 21, 2020. As described in Note 1, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 1 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on March 7, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) audited balance sheet as of August 7, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 25, 2021 (“2020 Form 10-K/A No. 1”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 16, 2020, (iii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 17, 2021 and (vi) Note 1 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in a Form 10-K/A, Amendment No. 2, for the Post IPO Balance Sheet and the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and will restate the unaudited condensed financial statements for the periods ended September 30, 2020, March 31, 2021, and June 30, 2021 and September 30, 2021 in this Quarterly Report on Form 10-Q/A.

The Company determined that none of the above changes had any impact on its previously reported total assets, results of operations or cash flows or on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to in this Quarterly Report on Form 10-Q/A.

GO ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$372,565	$1,274,139
Prepaid expenses	157,092	247,305
Total current assets	529,657	1,521,444
Investments held in Trust Account	575,386,404	575,253,315
Total assets	$575,916,061	$576,774,759

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$43,740	$4,000
Accrued expenses	1,119,000	123,120
Franchise tax payable	259,776	110,187
Income tax payable	30,057	30,057
Note payable - related party	200,000	200,000
Total current liabilities	1,652,573	467,364
Deferred underwriting commissions in connection with the initial public offering	20,125,000	20,125,000
Derivative warrant liabilities	20,843,330	42,556,470
Total liabilities	42,620,903	63,148,834

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 57,500,000 shares at $10.00 per share redemption value at September 30, 2021 and December 31, 2020	575,000,000	575,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding excluding shares subject to possible redemption	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(41,706,280)	(61,375,513)
Total Stockholders’ Deficit	(41,704,842)	(61,374,075)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$575,916,061	$576,774,759

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from June 12, 2020 (inception) through September 30,
	2021	2020	2021	2020
General and administrative expenses	$1,764,534	$104,810	$2,027,407	$105,699
Franchise tax expense	50,411	49,863	149,589	59,776
Loss from operations	(1,814,945)	(154,673)	(2,176,996)	(165,475)
Other income (expenses):
Change in fair value of derivative warrant liabilities	10,140,000	2,851,610	21,713,140	2,851,610
Offering costs - derivative warrant liabilities	-	(1,281,140)	-	(1,281,140)
Net gain from investments held in the Trust Account	59,997	75,333	133,089	75,333
Income before income tax expense	8,385,052	1,491,130	19,669,233	1,480,328
Income tax expense	-	3,267	-	3,267
Net income	$8,385,052	$1,487,863	$19,669,233	$1,477,061

Weighted average shares outstanding of Class A common stock, basic and diluted	57,500,000	30,706,522	57,500,000	28,250,000
Basic and diluted net income per share, Class A common stock	$0.12	$0.03	$0.27	$0.04
Weighted average shares outstanding of Class B common stock, basic and diluted	14,375,000	12,703,804	14,375,000	12,685,644
Basic and diluted net income per share, Class B common stock	$0.12	$0.03	$0.27	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)
Net income	-	-	-	-	-	16,968,313	16,968,313
Balance - March 31, 2021 (unaudited) (restated)	-	-	14,375,000	1,438	-	(44,407,200)	(44,405,762)
Net loss	-	-	-	-	-	(5,684,132)	(5,684,132	)s
Balance - June 30, 2021 (unaudited) (restated)	-	-	14,375,000	1,438	-	(50,091,332)	(50,089,894)
Net income	-	-	-	-	-	8,385,052	8,385,052
Balance - September 30, 2021 (unaudited)	-	$-	14,375,000	$1,438	$-	$(41,706,280)	$(41,704,842)

For THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND The Period From June 12, 2020 (inception) through SEPTEMBER 30, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,520,630	-	2,520,630
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,544,192)	(51,282,544)	(53,826,736)
Net income	-	-	-	-	-	1,477,061	1,477,061
Balance - September 30, 2020 (unaudited)	-	-	14,375,000	1,438	-	(49,805,483)	(49,804,045)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2021	For the period from June 12, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net income	$19,669,233	$1,477,061
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(21,713,140)	(2,851,610)
Offering costs - derivative warrant liabilities	-	1,281,140
Net gain from investments held in Trust Account	(133,089)	(75,333)
Changes in operating assets and liabilities:
Prepaid expenses	90,213	(293,995)
Accounts payable	39,740	40,435
Accrued expenses	910,880	16,695
Franchise tax payable	149,589	59,776
Income tax payable	-	3,267
Net cash used in operating activities	(986,574)	(342,564)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	200,000
Proceeds received from initial public offering, gross	-	575,000,000
Proceeds received from private placement	-	13,500,000
Offering costs paid	85,000	(12,038,086)
Net cash provided by financing activities	85,000	576,686,914

Net increase (decrease) in cash	(901,574)	1,344,350

Cash - beginning of the period	1,274,139	-
Cash - end of the period	$372,565	$1,344,350

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$-	$20,125,000

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require Class A common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. As a result, the Company restate its previously filed financial statements to classify all Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amendment No. 2 to the Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 8, 2022.

After preparing and filing, the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Quarterly Periods in this quarterly report.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to redemption at $10.00 per share	525,594,230	49,405,770	575,000,000
Class A common stock	494	(494)	-
Retained earnings (Accumulated deficit)	4,998,076	(49,405,276)	(44,407,200)
Total Stockholders' equity (deficit)	$5,000,008	$(49,405,770)	$(44,405,762)
Shares of Class A common stock subject to redemption	52,559,423	4,940,577	57,500,000
Shares of Class A common stock	4,940,577	(4,940,577)	-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: three months ended March 31, 2021 (unaudited)

Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A common stock subject to possible redemption	$16,968,310	$(16,968,310)	$-

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Class A common stock subject to redemption at $10.00 per share	519,910,100	55,089,900	575,000,000
Class A common stock	551	(551)	-
Additional paid-in capital	3,806,805	(3,806,805)	-
Retained earnings (Accumulated deficit)	1,191,212	(51,282,544)	(50,091,332)
Total Stockholders' equity (deficit)	$5,000,006	$(55,089,900)	$(50,089,894)
Shares of Class A common stock subject to redemption	51,991,010	5,508,990	57,500,000
Shares of Class A common stock	5,508,990	(5,508,990)	-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: six months ended June 30, 2021 (unaudited)

Supplemental Disclosure of Noncash Financing Activities
Change in value of Class A common stock subject to possible redemption	$11,284,180	$(11,284,180)	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net income	$16,968,313	$-	$16,968,313
Weighted average shares outstanding - Class A common stock	57,500,000	-	57,500,000
Basic and diluted earnings per share - Class A common stock	$-	$0.24	$0.24
Weighted average shares outstanding - Class B common stock	14,375,000	-	14,375,000
Basic and diluted earnings per share - Class B common stock	$1.18	$(0.94)	$0.24

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(5,684,132)	$-	$(5,684,132)
Weighted average shares outstanding - Class A common stock	57,500,000	-	57,500,000
Basic and diluted loss per share - Class A common stock	$-	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B common stock	14,375,000	-	14,375,000
Basic and diluted loss per share - Class B common stock	$(0.39)	$0.31	$(0.08)

	Earnings (Loss) Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net income	$11,284,181	$-	$11,284,181
Weighted average shares outstanding - Class A common stock	57,500,000	-	57,500,000
Basic and diluted earnings per share - Class A common stock	$-	$0.16	$0.16
Weighted average shares outstanding - Class B common stock	14,375,000	-	14,375,000
Basic and diluted earnings per share - Class B common stock	$0.78	$(0.62)	$0.16

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

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except with respect to the restatements described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of GO Acquisition Corp. (the “Company”) for the quarter ended September 30, 2021, we are restating our unaudited interim financial statements as of March 31, 2021, and June 30, 2021, see Note 1 for additional information.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 7, 2020, its annual financial statements for the period ended December 31, 2020, and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Dated: March 10, 2022	GO ACQUISITION CORP.

	By:	/s/ Guy Weltsch
	Name:	Guy Weltsch
	Title:	President and Chief Financial Officer