Form 10-K
period 2021-12-31
GO Acquisition Corp.
filed 2022-03-30
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant on June 30, 2021, based upon the closing price of $9.78 of the Registrant’s Class A common stock as reported on the New York Stock Exchange, was approximately $562,350,000. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2022, there were 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

Mr. Gottesman has spent his career building, operating and investing in businesses both in the private and public markets. Mr. Gottesman’s varied experience includes co-founding GLG Partners Inc. and its predecessor entities (“GLG”), a leading multi-strategy asset management platform, and, in 2012, founding TOMS Capital LLC, a New York-based actively-managed single-family office with diverse investments across consumer, retail, hospitality, real estate, technology and financial services (“TOMS Capital”). Furthermore, Mr. Gottesman has co-founded two previous acquisition vehicles, Nomad Holdings Limited (“Nomad”) and Landscape Acquisition Holdings Limited (“Landscape”).

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties or obligations to materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

Our founders and our directors and officers may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies, may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Past performance by our management team, our strategic advisory group and their respective affiliates may not be indicative of future performance of an investment in us.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders and members of our management team have agreed to vote their shares in favor of such initial business combination, regardless of how our public stockholders vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential target businesses, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination, if at all, or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors, officers, advisors or their affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of a proposed business combination and reduce the public “float” of our securities.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 24 months from the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	The warrants may become exercisable and redeemable for a security other than the shares of our Class A common stock, and you will not have any information regarding such other security at this time.

●	Unlike some other similarly structured blank check companies, our initial stockholders will receive additional shares of our Class A common stock if we issue shares to complete an initial business combination.

●	Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including one or more other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

●	Provisions in our certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company incorporated under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we do not complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash of $97,000 and a working deficit of approximately $2.2 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

The funds available to us outside of the trust account to fund our working capital requirements may not be sufficient to allow us to operate for at least 24 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor will be sufficient to allow us to operate for at least 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Recently, a purported shareholder of the Company initiated derivative lawsuits against us, asserting that we are an investment company under Investment Company Act, because proceeds from the initial public offerings are invested in short-term United States government securities and qualifying money market funds. Under the provision of the Investment Company Act relied upon in the lawsuits, an investment company is defined as a company that is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Consistent with longstanding interpretations of the Investment Company Act, and its plain statutory text, any company that temporarily holds short-term United States government securities and qualifying money market funds, while engaging in its primary business of seeking a business combination with one or more operating companies, is not an investment company under the Investment Company Act.

The Company believes that a special purpose acquisition company is not an investment company under the Investment Company Act if it (i) engages in its stated business purpose of identifying and attempting to complete, or completing, a business combination with one or more operating companies within a specified period of time and (ii) holds short-term United States government securities and qualifying money market funds in its trust account pending completion of its initial business combination. However, there can be no assurance that an adverse result in one or more such proceedings would not have a potentially material adverse effect on the Company or its business purpose.

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

Business combinations with businesses in the travel-related and travel-adjacent sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	the severity, extent and duration of the global COVID-19 pandemic and its impact on the travel industry and consumer spending more broadly, the actions taken to contain the spread of the disease or treat its impact, the effect of remote working arrangements and the speed and extent of the recovery across the broader travel ecosystem;

●	adverse changes in general market conditions for travel services, including the effects of macroeconomic conditions, terrorist attacks, natural disasters, health concerns, civil or political unrest, regional conflicts (such as the ongoing Ukraine conflicts) or other events outside our control;

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve customer satisfaction and loyalty;

●	IT systems-related failures, data privacy risks and obligations, and/or security breaches;

●	an inability to attract and retain customers;

●	an inability to license or enforce intellectual property rights on which a target business may depend; and

●	reliance on third-party vendors or service providers.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by 90% of the company’s stockholders attending and voting at an annual meeting. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding shares of common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders and their permitted transferees, if any, who will collectively beneficially own, on an as converted basis, 20% of our common stock upon the closing of our initial public offering (assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor and each member of our management team. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own, on an as-converted basis, 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchases any units in our initial public offering or if our initial stockholders purchase any additional shares of our Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. Additionally, Russia’s prior annexation of Crimea, recent recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military interventions in Ukraine have led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (“SWIFT”) payment system, expansive ban on imports and exports of products to and from Russia and ban on exportation of U.S denominated banknotes to Russia or persons locates there. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our ability to search for a target and consummate a business combination. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K.

We have identified a material weakness in our internal control over financial reporting relating to our accounting for complex financial instruments as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (“Restatement No. 1”). Further, in light of the reclassification of our redeemable Class A common stock as temporary equity, our management and our audit committee concluded that it was appropriate to restate our previously issued and restated audited financial statements as of and for the period ended December 31, 2020 (“Restatement No. 2”), and to restate our previously issued unaudited financial statements as of and for the quarterly period ended September 30, 2021 (“Restatement No. 3”).

As described elsewhere in this report, we have identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To respond to the material weakness we identified, we plan to incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements, as described in Part II, Item 9A: Controls and Procedures included in this Annual Report. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As part of Restatement No.1, Restatement No. 2 and Restatement No. 3 (the “Restatements”), we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatements, the change in accounting for our warrants, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 25, 2022, there were 165,500,000 and 11,375,000 authorized and unissued shares of Class A common stock and Class B common stock, respectively, which amount does not take into account the shares of Class A common stock reserved for issuance upon exercise of any outstanding warrants or the shares of Class A common stock issuable upon conversion of Class B common stock. As of the date of this Annual Report, there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by August 7, 2022 or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business by August 7, 2022, subject to applicable law and as further described herein. Public stockholders who redeem their Class A common stock in connection with a stockholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if have not completed an initial business combination by August 7, 2022, with respect to such Class A common stock so redeemed. In addition, if we do not complete an initial business combination within 24 months from the closing of our initial public offering is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond August 7, 2022 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we do not complete our initial business combination our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Our initial stockholders and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

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

On June 22, 2020, the sponsor purchased 14,375,000 shares of our Class B common stock for an aggregate purchase price of $25,000, or approximately $0.002 per share. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. In July 2020, our sponsor transferred 25,000 founder shares to each of our independent director nominees at their original purchase price. The founder shares will be worthless if we do not complete an initial business combination. In addition, in connection with our initial public offering our sponsor purchased 9,000,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at $11.50 per share, for a purchase price of $13,500,000, or $1.50 per whole warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director, and we may pay our sponsor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and completing an initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of an initial business combination.

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

ITEM 3. LEGAL PROCEEDINGS

On August 20, 2021, a purported stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company, GO Acquisition Founder LLC, the Company’s founders and the Company’s independent directors (collectively, the “Defendants”) alleging breach of certain provisions of the Investment Company Act of 1940 (the “ICA”). The Complaint generally asserts that the Company is subject to the ICA because, among other allegations, the Company invested the proceeds of its initial public offering in securities of the United States government and shares of money market mutual funds. Stemming from this assertion, the Complaint alleges that the contracts pursuant to which certain Defendants purchased the Company’s securities violate the ICA and that such purchases constitute payments that were in breach of the Defendants’ fiduciary duties under the ICA. The Complaint generally seeks a declaratory judgment stating that the Company is an investment company under the ICA, rescission of contracts whose formation and performance violate the ICA and unspecified damages for breach of the Defendants’ fiduciary obligations under the ICA. The Defendants believe the claims asserted in the Complaint are without merit and intend to vigorously defend this action.

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

Holders of Record

On March 14, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

ITEM 6. [RESERVED]

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

If we are unable to complete a Business Combination within the Combination Period (24 months from the closing of the Initial Public Offering, or August 7, 2022, as may be extended by approval of our stockholders), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.]

Liquidity and Going Concern

At December 31, 2021, we had cash of approximately $97,000 and a working deficit of approximately $2.2 million.

Our liquidity needs since inception had been satisfied through the cash receipt of $25,000 from our Sponsor to purchase the Founder Shares, and a loan of $200,000 pursuant to a note issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid to date and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or its affiliates may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). To date, there is $600,000 outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 7, 2022 to consummate the proposed Business Combination. We do not have adequate liquidity to sustain operations, however, our management believes that we have access to funds pursuant to a commitment letter from our Sponsor that will enable us to sustain operations until we complete our initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 7, 2022. We intend to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by August 7, 2022.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception up to December 31, 2021 was in preparation for our Initial Public Offering and, since the consummation of our Initial Public Offering, the search for a prospective target business. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2021, we had net income of approximately $20.9 million, which consisted of approximately $24.0 million in change in fair value of derivative warrant liabilities, and approximately $176,000 of net gain from investments held in Trust Account, partially offset by approximately $3.3 million of loss from operations including approximately $3.1 million of general and administrative expenses and approximately $206,000 of franchise tax expense.

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

Related Party Loans

On June 22, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering or due on demand. As of December 31, 2021 and 2020, we had $200,000 outstanding under the Note. We have not repaid the Note to date.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, we had $600,000 and $0 outstanding under the Working Capital Loans.

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

Class A Common Stock Subject to Possible Redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, and due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all errors and all instances of fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
Noam Gottesman	60	Co-Chief Executive Officer and Director
M. Gregory O’Hara	56	Co-Chief Executive Officer and Director
Guy Weltsch	44	President and Chief Financial Officer
Spencer Marsden	41	Vice President
Alejandro San Miguel	53	Vice President and Secretary
Jeremy Isaacs	58	Director Nominee
Gilbert Ahye	74	Director Nominee
Norma Corio	61	Director Nominee

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

M. Gregory O’Hara has served as our Co-Chief Executive Officer and a director since June 2020. Mr. O’Hara has served as a director of Tripadvisor, Inc. since March 2020 and as Vice Chairman and Series A Preferred Threshold Director of Liberty TripAdvisor Holdings, Inc. since March 2020. Mr. O’Hara is the founder and serves as the President of Clementine Investments since 2015. Mr. O’Hara founded Certares in 2012 and serves as its Senior Managing Director, as the Head of its Investment Committee and as a member of its Management Committee. He also serves as the Executive Chairman of Amex GBT, The Innocence Project, Mystic Invest, World Travel& Tourism Council and Certares Holdings LLC. Prior to forming Clementine Investments and Certares, Mr. O’Hara served as Chief Investment Officer of J.P. Morgan Chase’s Special Investments Group and as a Managing Director of One Equity Partners, the private equity arm of J.P. Morgan Chase. Mr. O’Hara also served as Executive Vice President and a director of Worldspan. Mr. O’Hara received an M.B.A. from Vanderbilt University. Mr. O’Hara is well qualified to serve on our board of directors because of his extensive management history and experience in sourcing, investing in and building businesses across various industries, including the travel industry.

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

Spencer Marsden has served as our Vice President since June 2020. Mr. Marsden has served as a member of the board of directors of In The Know Experiences LLC since January 2016, Guardian Alarm since February 2017 and Internova Travel Group LLC since May 2020. Mr. Marsden serves as Managing Director at Clementine Investments and is a Managing Director at Certares. Prior to joining Clementine Investments and Certares, Mr. Marsden was part of the private equity practices at Jones Day and Cravath, Swaine& Moore LLP where he advised leading private equity funds and Fortune 500 companies on M&A, leveraged buyouts, asset purchases and divestitures, capital markets transactions, corporate governance and other general corporate matters. Throughout his career, he has advised and been a part of deal teams responsible for closing transactions totaling over $60 billion in value. Mr. Marsden received his Juris Doctor degree from Columbia Law School and his Bachelor of Arts degree from the University of Utah.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Compensation Committee

The members of our compensation committee are Mr. Isaacs, Mr. Ahye and Ms. Corio, and Mr. Ahye serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Approximate Percentage of Outstanding Common Stock
GO Acquisition Founder LLC(3)	14,300,000		19.9%
Noam Gottesman(3)	14,300,000		19.9%
M. Gregory O’Hara(3)	14,300,000		19.9%
Guy Weltsch	—	(4)	—
Spencer Marsden	—	(5)	—
Alejandro San Miguel	—	(4)	—
Jeremy Isaacs	25,000		*
Gilbert Ahye	25,000		*
Norma Corio	25,000		*
All executive officers and directors as a group (8 individuals)	14,375,000		20.0%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Common Stock
Third Point LLC(6)	3,000,000	5.2%
HGC Investment Management Inc.(7)	3,334,431	5.8%
Anson Funds Management LP(8)	3,268,543	5.7%
Sculptor Capital LP(9)	2,947,132	5.1%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 450 W 14th Street, New York, New York 10014.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Messrs. Gottesman and O’Hara. Accordingly, Messrs. Gottesman and O’Hara share voting and dispositive power over the founder shares held by our sponsor and may be deemed to beneficially own the founder shares.

(4)	Does not include certain shares indirectly owned by trusts formed for the benefit of one or more family members of this individual which trusts directly or indirectly own membership interest in our sponsor.

(5)	Does not include certain shares indirectly owned by this individual as a result of his indirect membership interest in our sponsor.

(6)	According to a Schedule 13G filed with the SEC on February 12, 2021 by Third Point LLC and Daniel S. Loeb, Third Point LLC serves as investment manager or adviser to a variety of hedge funds and managed accounts (all such funds and accounts, collectively, the “Funds”) with respect to shares of our Class A common stock, and Daniel S. Loeb is the Chief Executive Officer of Third Point LLC and controls its business activities. The business address of these reporting persons is 55 Hudson Yards, New York, New York 10001.
(7)

According to a Schedule 13G filed with the SEC on February 14, 2022 by HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership (the “Fund”), with respect to the shares held by the reporting person on behalf of the Fund. The address of the business office of the reporting person is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

(8)

According to a Schedule 13G filed with the SEC on February 11, 2022 by Anson Funds Management LP, Anson Management GP LLC, Mr. Bruce R. Winson, Anson Advisors Inc., Mr. Amin Nathoo and Mr. Moez Kassam (collectively, the “Reporting Persons”). Anson Funds Management LP is a limited partnership organized under the laws of the State of Texas. Anson Management GP LLC is a limited liability company organized under the laws of the State of Texas. Mr. Winson is a United States citizen. Anson Advisors Inc. is a corporation organized under the laws of Ontario, Canada. Mr. Nathoo and Mr. Kassam are each Canadian citizens. Anson Funds Management LP, Anson Management GP LLC, Mr. Winson, Anson Advisors Inc., Mr. Nathoo and Mr. Kassam are the beneficial owners of 3,268,543 shares of Common Stock held by the Fund. Anson Funds Management LP, Anson Management GP LLC, Mr. Winson, Anson Advisors Inc., Mr. Nathoo and Mr. Kassam are the beneficial owners of 5.7% of the outstanding shares of Common Stock. Anson Funds Management LP and Anson Advisors Inc., as the co-investment advisors to the Fund, may direct the vote and disposition of the 3,268,543 shares of Common Stock held by the Fund. Anson Management GP LLC, as the general partner of Anson Funds Management LP, may direct the vote and disposition of the 3,268,543 shares of Common Stock held by the Fund. As the principal of Anson Funds Management LP and Anson Management GP LLC, Mr. Winson may direct the vote and disposition of the 3,268,543 shares of Common Stock held by the Fund. Mr. Nathoo and Mr. Kassam, each as a director of Anson Advisors Inc., may direct the vote and disposition of the 3,268,543 shares of Common Stock held by the Fund. The address of the business office for Anson Funds Management LP, Anson Management GP LLC and Mr. Winson is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248. The address of the business office for Anson Advisors Inc., Mr. Nathoo and Mr. Kassam is 155 University Ave, Suite 207, Toronto, ON M5H 3B7.

(9)

According to a Schedule 13G filed with the SEC on February 9, 2022 by Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts”); Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, also serves as the investment manager to certain of the Accounts. The Common Stock reported in this Schedule 13G are held in the Accounts managed by Sculptor and Sculptor-II; Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor; Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, serves as the general partner of Sculptor-II; Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II; Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company. Sculptor is the investment adviser to SCMF; Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF; Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO; Sculptor SC II LP (“NJGC”) is a Delaware limited partnership. Sculptor-II is the investment adviser to NJGC; Sculptor Enhanced Master Fund, Ltd. (“SCEN”) is a Cayman Islands company. Sculptor is the investment adviser to SCEN. The address of the principal business office of Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the principal business office of SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way - Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the principal business office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the principal business office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020, fees of $106,605 and $81,885, respectively, for services rendered in connection with our initial public offering and required filings with the SEC.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report or incorporated herein by reference:

(1) Our Financial Statements are listed on page F-1 of this Annual Report

(2) Financial Statements Schedule

None.

(3) Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Class A Common Stock Certificate.
4.3(2)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated August 4, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
4.5*	Description of Securities of the Registrant.
10.1(2)	Promissory Note, dated June 22, 2020, issued to our sponsor.
10.2(2)	Subscription Agreement, dated June 22, 2020, between the Registrant and our sponsor.
10.3(1)	Letter Agreement, dated August 4, 2020, between the Company and our sponsor.
10.4(1)	Letter Agreement, dated August 4, 2020, between the Company and each of the executive officers and directors of the Company.
10.5(1)	Investment Management Trust Agreement, dated August 4, 2020, between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated August 4, 2020, among the Company, our sponsor and certain securityholders.
10.7(1)	Private Placement Warrants Purchase Agreement, dated August 4, 2020, between the Company and our sponsor.
10.8(1)	Form of Indemnity Agreement.
31.1*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Co-Chief Executive Officer (Co-Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Co-Chief Executive Officers required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2020.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-239572), filed with the SEC on July 29, 2020.

ITEM 16. FORM 10-K SUMMARY

None

GO ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of,

GO Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GO Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by August 7, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

GO ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$96,883	$1,274,139
Prepaid expenses	95,043	247,305
Total current assets	191,926	1,521,444
Investments held in Trust Account	575,429,021	575,253,315
Total assets	$575,620,947	$576,774,759

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$381,616	$4,000
Accrued expenses	1,123,580	123,120
Franchise tax payable	98,963	110,187
Income tax payable	-	30,057
Note payable - related party	200,000	200,000
Working capital loan	600,000	-
Total current liabilities	2,404,159	467,364
Deferred underwriting commissions in connection with the initial public offering	20,125,000	20,125,000
Derivative warrant liabilities	18,590,000	42,556,470
Total liabilities	41,119,159	63,148,834

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of $10.00 per share at December 31, 2021 and 2020	575,000,000	575,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at December 31, 2021 and 2020	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(40,499,650)	(61,375,513)
Total Stockholders’ Deficit	(40,498,212)	(61,374,075)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$575,620,947	$576,774,759

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2021	For the period from June 12, 2020 (inception) through December 31, 2020
General and administrative expenses	$3,060,095	$207,590
Franchise tax expense	206,218	110,187
Loss from operations	(3,266,313)	(317,777)
Other income (expenses):
Change in fair value of derivative warrant liabilities	23,966,470	(8,717,310)
Financing costs - derivative warrant liabilities	-	(1,281,140)
Net gain from investments held in the Trust Account	175,706	253,315
Income (loss) before income tax expense	20,875,863	(10,062,912)
Income tax expense	-	30,057
Net income (loss)	$20,875,863	$(10,092,969)

Weighted average shares outstanding of Class A common stock, basic and diluted	57,500,000	42,265,625
Basic and diluted net income (loss) per share, Class A common stock	$0.29	$(0.18)
Weighted average shares outstanding of Class B common stock, basic and diluted	14,375,000	13,490,933
Basic and diluted net income (loss) per share, Class B common stock	$0.29	$(0.18)

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)
Net income	-	-	-	-	-	20,875,863	20,875,863
Balance - December 31, 2021	-	$-	14,375,000	$1,438	$-	$(40,499,650)	$(40,498,212)

FOR THE PERIOD FROM JUNE 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 12, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	14,375,000	1,438	23,562	-	25,000
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,520,630	-	2,520,630
Accretion of Class A common stock subject to possible redemption	-	-	-	-	(2,544,192)	(51,282,544)	(53,826,736)
Net loss	-	-	-	-	-	(10,092,969)	(10,092,969)
Balance - December 31, 2020	-	$-	$14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)

The accompanying notes are an integral part of these financial statements.

GO ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	For the period from June 12, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$20,875,863	$(10,092,969)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(23,966,470)	8,717,310
Financing costs - derivative warrant liabilities	-	1,281,140
Net gain from investments held in Trust Account	(175,706)	(253,315)
Changes in operating assets and liabilities:
Prepaid expenses	152,262	(247,305)
Accounts payable	377,616	4,000
Accrued expenses	1,085,460	38,120
Franchise tax payable	(11,224)	110,187
Income tax payable	(30,057)	30,057
Net cash used in operating activities	(1,692,256)	(412,775)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(575,000,000)
Net cash used in investing activities	-	(575,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan	600,000	-
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	200,000
Proceeds received from initial public offering, gross	-	575,000,000
Proceeds received from private placement	-	13,500,000
Offering costs paid	(85,000)	(12,038,086)
Net cash provided by financing activities	515,000	576,686,914

Net increase (decrease) in cash	(1,177,256)	1,274,139

Cash - beginning of the period	1,274,139	-
Cash - end of the period	$96,883	$1,274,139

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$85,000
Deferred underwriting commissions in connection with the initial public offering	$-	$20,125,000

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from June 12, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a potential target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Liquidity and Going Concern

At December 31, 2021, the Company had cash of approximately $97,000 and a working deficit of approximately $2.2 million.

The Company’s liquidity needs since inception had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to August 7, 2020, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of December 31, 2020 and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 7, 2022 to consummate the proposed Business Combination. The Company does not have adequate liquidity to sustain operations, however, management believes that the Company has access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until it completes its initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 7, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 7, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2021 and 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, note payable – related party, franchise tax payable and income tax payable, and working capital loan approximate their fair values due to the short-term nature of the instruments.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income per common share for the year ended December 31, 2021 and for the period from June 12, 2020 (inception) through December 31, 2020:

	Year ended December 31, 2021		For the period from June 12, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income (loss)	16,700,690	4,175,173	(7,650,860)	(2,442,109)

Denominator:
Basic and diluted weighted average common shares outstanding	57,500,000	14,375,000	42,265,625	13,490,933

Basic and diluted net income (loss) per common share	$0.29	$0.29	$(0.18)	$(0.18)

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, a full valuation allowance was recorded of approximately $693,000 and $44,000, respectively.

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of December 31, 2021 and 2020, the balance of the loan was $200,000, and the Note is due on demand. This facility is no longer available to be withdrawn.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had $600,000 and -0- outstanding under the Working Capital Loans.

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

Note 6 — Derivative Warrant Liabilities

As of December 31, 2021 and 2020, the Company had 19,166,667 and 9,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020 there were 57,500,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$575,000,000
Less:
Fair value of Public Warrants at issuance	(22,859,790)
Offering costs allocated to Class A common stock subject to possible redemption	(30,966,946)
Plus:
Accretion on Class A common stock subject to possible redemption amount	53,826,736
Class A common stock subject to possible redemption	$575,000,000

Note 8 — Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 57,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (See Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 14,375,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 9. Fair Value Measurements

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,429,021	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$12,650,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$5,940,000

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,253,315	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$28,661,420	$-	$-
Derivative warrant liabilities - Private	$-	$-	$13,895,050

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the year ended December 31, 2021.

Level 1 assets and liabilities include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For the year ended December 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of $24.0 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the period from June 12, 2020 (inception) through December 31, 2020, the Company recognized an unrealized loss to the statement of operations resulting from an increase in the fair value of liabilities of $8.7 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31,
	2021	2020
Volatility	10.7%	21.0%
Stock price	$9.84	$10.19
Expected life of the options to convert	5.59	6.16
Risk-free rate	1.30%	0.53%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021 and the period from June 12, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$13,895,050
Change in fair value of derivative warrant liabilities	(7,955,050)
Derivative warrant liabilities at December 31, 2021	$5,940,000

Derivative warrant liabilities at June 12, 2020 (inception)	$-
Issuance of Public and Private Warrants	33,839,160
Transfer of Public Warrants to Level 1	(20,989,750)
Change in fair value of derivative warrant liabilities	1,045,640
Derivative warrant liabilities at December 31, 2020	$13,895,050

Note 10 — Income Taxes

The Company’s taxable income primarily consists of income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are not currently deductible.

The income tax provision consists of the following:

	Year ended December 31, 2021	For the period from June 12, 2020 (inception) through December 31, 2020

Current
Federal	$-	$30,057
State	-	-
Deferred
Federal	(649,028)	(43,594)
State	-	-
Valuation allowance	649,028	43,594
Income tax provision	$-	$30,057

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Start-up/Organization costs	$686,214	$43,594
Net operating loss carryforwards	6,408	-
Total deferred tax assets	692,622	43,594
Valuation allowance	(692,622)	(43,594)
Deferred tax asset, net of allowance	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of December 31, 2021 and 2020, the valuation allowance was approximately $693,000 and $44,000, respectively.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	Year ended December 31, 2021	For the period from June 12, 2020 (inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(24.1)%	(18.2)%
Financing costs - derivative warrant liabilities	0.0%	(2.7)%
Change in valuation allowance	3.1%	(0.4)%
Income tax	0.0%	(0.3)%

There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Note 11 — Subsequent Events

The Company evaluated subsequent events to determine if events or transactions occurring after the balance sheet date and through the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GO Acquisition Corp.

Dated: March 30, 2022	By:	/s/ Guy Weltsch
Guy Weltsch
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2022.

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