Form 10-Q
period 2022-03-31
GO Acquisition Corp.
filed 2022-05-16
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GO ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$67,029	$96,883
Prepaid expenses	118,169	95,043
Total current assets	185,198	191,926
Investments held in Trust Account	575,608,555	575,429,021
Total assets	$575,793,753	$575,620,947

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$557,203	$381,616
Accrued expenses	1,314,580	1,123,580
Franchise tax payable	149,013	98,963
Note payable - related party	200,000	200,000
Working Capital Loan	600,000	600,000
Total current liabilities	2,820,796	2,404,159
Deferred underwriting commissions in connection with the initial public offering	20,125,000	20,125,000
Derivative warrant liabilities	5,070,000	18,590,000
Total liabilities	28,015,796	41,119,159

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of $10.002 and $10.000 per share at March 31, 2022 and December 31, 2021	575,112,000	575,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(27,335,481)	(40,499,650)
Total stockholders' deficit	(27,334,043)	(40,498,212)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$575,793,753	$575,620,947

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$373,315	$121,683
Franchise tax expense	50,050	49,315
Loss from operations	(423,365)	(170,998)
Other income:
Change in fair value of derivative warrant liabilities	13,520,000	17,052,870
Net gain from investments held in the Trust Account	179,534	96,310
Income before income tax expense	13,276,169	16,978,182
Income tax expense	-	9,869
Net income	13,276,169	16,968,313

Weighted average shares outstanding of Class A common stock, basic and diluted	57,500,000	57,500,000
Basic and diluted net income per share, Class A common stock	$0.18	$0.24
Weighted average shares outstanding of Class B common stock, basic and diluted	14,375,000	14,375,000
Basic and diluted net income per share, Class B common stock	$0.18	$0.24

  The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	14,375,000	$1,438	$-	$(40,499,650)	$(40,498,212)
Net income	-	-	-	-	-	13,276,169	13,276,169
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(112,000)	(112,000)
Balance - March 31, 2022 (Unaudited)	-	$-	14,375,000	$1,438	$-	$(27,335,481)	$(27,334,043)

 FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)
Net income	-	-	-	-	-	16,968,313	16,968,313
Balance - March 31, 2021 (Unaudited)	-	$-	14,375,000	$1,438	$-	$(44,407,200)	$(44,405,762)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,276,169	$16,968,313
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,520,000)	(17,052,870)
Net gain from investments held in Trust Account	(179,534)	(96,310)
Changes in operating assets and liabilities:
Prepaid expenses	(23,126)	45,638
Accounts payable	175,587	27,306
Accrued expenses	191,000	19,504
Franchise tax payable	50,050	49,315
Income tax payable	-	9,869
Net cash used in operating activities	(29,854)	(29,235)

Net decrease in cash	(29,854)	(29,235)

Cash - beginning of the period	96,883	1,274,139
Cash - end of the period	$67,029	$1,244,904

Supplemental disclosure of noncash financing activities:
Remeasurement on Class A common stock subject to possible redemption	$112,000	$-

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a potential target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC.. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 filed by the Company with the SEC on March 30, 2022.

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

Liquidity and Going Concern Consideration

At March 31, 2022, the Company had cash of approximately $67,000 and working capital deficit of approximately $2.6 million.

The Company’s liquidity needs since inception had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to Initial Public Offering, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of March 31, 2022 and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, the Company had $600,000 outstanding under the Working Capital Loans.

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

Note 2-Summary of Significant Accounting Policies

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, note payable – related party, franchise tax payable and income tax payable, and working capital loan approximate their fair values due to the short-term nature of the instruments.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A common stock subject to redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the consummation of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in stockholders' deficit.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares, which assumes a business combination as the most likely outcome. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The Company has not considered the effect of the warrants sold in the Public Offering (including the consummation of the over-allotment) and Private Placement Warrants to purchase 28,166,667 shares of the Company’s Class A common stock in the calculation of diluted income per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of future events. The initial accretion associated with the redeemable Class A common stock was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to stockholders in the calculation of net income per common share.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income per common share:

	For the three months ended March 31,
	2022	2021
Net income	$13,276,169	$16,968,313
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	(112,000)	-
Net income available to stockholders	$13,164,169	$16,968,313

The following table reflects the calculation of basic and diluted net income per common share for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$10,531,335	$2,632,834	$13,574,650	$3,393,663

Denominator:
Basic and diluted weighted average common shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per common share	$0.18	$0.18	$0.24	$0.24

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties at March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, the balance of the loan was $200,000, and the Note is due on demand. This facility is no longer available to be withdrawn.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had $600,000 outstanding under the Working Capital Loans.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6-Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 19,166,667 and 9,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022, and December 31, 2021 there were 57,500,000 shares of Class A common stock outstanding subject to possible redemption.

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$575,000,000
Less:
Fair value of Public Warrants at issuance	(22,859,790)
Offering costs allocated to Class A common stock subject to possible redemption	(30,966,946)
Plus:
Accretion on Class A common stock subject to possible redemption amount	53,826,736
Class A common stock subject to possible redemption, December 31, 2021	$575,000,000
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	112,000
Class A common stock subject to possible redemption, March 31, 2022	$575,112,000

Note 8-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 57,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (See Note 7).

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 14,375,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,608,555	$-	$-
Liabilities:
Derivative warrant liabilities – Public	$3,450,000	$-	$-
Derivative warrant liabilities – Private	$-	$-	$1,620,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,429,021	$-	$-
Liabilities:
Derivative warrant liabilities – Public	$12,650,000	$-	$-
Derivative warrant liabilities – Private	$-	$-	$5,940,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $13.5 million and 17.1 million, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

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

GO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Volatility	3.0%	10.7%
Stock price	$9.90	$9.84
Expected life of the options to convert	5.35	5.59
Risk-free rate	2.39%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for three months ended March 31, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,940,000
Change in fair value of derivative warrant liabilities	(4,320,000)
Derivative warrant liabilities at March 31, 2022	$1,620,000

Derivative warrant liabilities at December 31, 2020	$13,895,050
Change in fair value of derivative warrant liabilities	(5,736,615)
Derivative warrant liabilities at March 31, 2021	$8,158,435

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

Liquidity and Going Concern Consideration

At March 31, 2022, we had cash of approximately $67,000 and working capital deficit of approximately $2.6 million.

Our liquidity needs since inception had been satisfied through the cash receipt of $25,000 from our Sponsor to purchase the Founder Shares, and a loan of $200,000 pursuant to a note issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid to date and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or its affiliates may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). To date, there is $600,000 outstanding under Working Capital Loans.

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

For the three months ended March 31, 2022, we had net income of approximately $13.3 million, which consisted of an approximately $13.5 million in change in fair value of derivative warrant liabilities, and approximately $180,000 of net gain from investments held in Trust Account, partially offset by approximately $423,000 of loss from operations including approximately $373,000 of general and administrative expenses and approximately $50,000 of franchise tax expense. In addition, an increase in the redemption value of our Class A common stock resulted in a reduction to net income available to stockholders by approximately $112,000.

For the three months ended March 31, 2021, we had net income of approximately $17.0 million, which consisted of an approximately $17.1 million in change in fair value of derivative warrant liabilities, and approximately $96,000 of net gain from investments held in Trust Account, partially offset by approximately $171,000 of loss from operations including approximately $122,000 of general and administrative expenses and approximately $49,000 of franchise tax expense.

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

Critical Accounting Polices and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 7, 2020, its annual financial statements for the period ended December 31, 2021, and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Management has implemented remediation steps to improve our internal control over financial reporting. Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 5, “Commitments & Contingencies – Litigation”, of the notes to the accompanying unaudited condensed financial statements.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the following risk factors:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 7, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Dated: May 16, 2022	GO ACQUISITION CORP.

	By:	/s/ Guy Weltsch
	Name:	Guy Weltsch
	Title:	President and Chief Financial Officer