Form 10-Q
period 2022-06-30
GO Acquisition Corp.
filed 2022-08-22
CIK 1816176

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, 57,500,000 shares of Class A common stock, par value $0.0001 per share, and 14,375,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

GO ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2022

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

GO ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$122,406	$96,883
Prepaid expenses	56,292	95,043
Total current assets	178,698	191,926
Investments held in Trust Account	575,755,719	575,429,021
Total assets	$575,934,417	$575,620,947

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Liabilities:
Current liabilities:
Accounts payable	$561,442	$381,616
Accrued expenses	1,402,000	1,123,580
Due to related party	113,488	-
Franchise tax payable	20,050	98,963
Income tax payable	154,756	-
Note payable - related party	200,000	200,000
Working Capital Loan	600,000	600,000
Total current liabilities	3,051,736	2,404,159
Deferred underwriting commissions in connection with the initial public offering	20,125,000	20,125,000
Derivative warrant liabilities	-	18,590,000
Total liabilities	23,176,736	41,119,159

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 57,500,000 shares at redemption value of approximately $10.00 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	575,495,198	575,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding at June 30, 2022 and December 31, 2021	-	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 14,375,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,438	1,438
Additional paid-in capital	-	-
Accumulated deficit	(22,738,955)	(40,499,650)
Total Stockholders’ Deficit	(22,737,517)	(40,498,212)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$575,934,417	$575,620,947

 The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$465,072	$141,190	$838,387	$262,873
Franchise tax expense	58,358	49,863	108,408	99,178
Loss from operations	(523,430)	(191,053)	(946,795)	(362,051)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,070,000	(5,479,730)	18,590,000	11,573,140
Net gain (loss) from investments held in the Trust Account	587,910	(23,218)	767,444	73,092
Income (loss) before income tax expense	5,134,480	(5,694,001)	18,410,649	11,284,181
Income tax expense (benefit)	154,756	(9,869)	154,756	-
Net income (loss)	$4,979,724	$(5,684,132)	$18,255,893	$11,284,181

Weighted average shares outstanding of Class A common stock, basic and diluted	57,500,000	57,500,000	57,500,000	57,500,000
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.08)	$0.25	$0.16
Weighted average shares outstanding of Class B common stock, basic and diluted	14,375,000	14,375,000	14,375,000	14,375,000
Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.08)	$0.25	$0.16

  The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	14,375,000	$1,438	$-	$(40,499,650)	$(40,498,212)
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(112,000)	(112,000)
Net income	-	-	-	-	-	13,276,169	13,276,169
Balance - March 31, 2022	-	-	14,375,000	1,438	-	(27,335,481)	(27,334,043)
Increase in redemption value of Class A common stock subject to redemption	-	-	-	-	-	(383,198)	(383,198)
Net income	-	-	-	-	-	4,979,724	4,979,724
Balance - June 30, 2022	-	$-	14,375,000	$1,438	$-	$(22,738,955)	$(22,737,517)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	14,375,000	$1,438	$-	$(61,375,513)	$(61,374,075)
Net income	-	-	-	-	-	16,968,313	16,968,313
Balance - March 31, 2021	-	-	14,375,000	1,438	-	(44,407,200)	(44,405,762)
Net loss	-	-	-	-	-	(5,684,132)	(5,684,132)
Balance - June 30, 2021	-	$-	14,375,000	$1,438	$-	$(50,091,332)	$(50,089,894)

The accompanying notes are an integral part of these unaudited condensed financial statements.

GO ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,255,893	$11,284,181
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(18,590,000)	(11,573,140)
Net gain from investments held in Trust Account	(767,444)	(73,092)
Changes in operating assets and liabilities:
Prepaid expenses	38,751	43,414
Accounts payable	179,826	22,579
Accrued expenses	278,420	(26,000)
Due to related party	113,488	-
Franchise tax payable	(78,913)	99,178
Income tax payable	154,756	-
Net cash used in operating activities	(415,223)	(222,880)

Cash Flows from Investing Activities:
Interest released from Trust Account to pay taxes	440,746	-
Net cash provided by investing activities	440,746	-

Cash Flows from Financing Activities:
Offering costs paid	-	(85,000)
Net cash provided by financing activities	-	(85,000)

Net change in cash	25,523	(307,880)

Cash - beginning of the period	96,883	1,274,139
Cash - end of the period	$122,406	$966,259

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 12, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a potential target business. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of the deferred underwriting discounts held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-business combination company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended(the "Investment Company Act").

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC.. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

At June 30, 2022, the Company had cash of approximately $122,000 and working capital deficit of approximately $2.9 million.

The Company’s liquidity needs since inception had been satisfied through the cash receipt of $25,000 from the Sponsor to purchase the Founder Shares and a loan of $200,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to Initial Public Offering, the Company’s liquidity needs had been satisfied with the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Note remains unpaid as of June 30, 2022 and is due on demand. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, the Company had $600,000 outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had until August 7, 2022 to consummate the proposed Business Combination. On August 5, 2022, the Company announced that it will redeem all of its outstanding Class A common stock, effective as of the close of business on August 17, 2022, because the Company will not consummate an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation. The Company does not have adequate liquidity to sustain operations, however, management believes that the Company has access to funds pursuant to a commitment letter from the Sponsor that will enable it to sustain operations until the Company dissolves. Management has determined that the mandatory liquidation, and subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, note payable - related party, franchise tax payable and income tax payable, and working capital loan approximate their fair values due to the short-term nature of the instruments.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 57,500,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the consummation of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as a deemed dividend as reflected on the accompanying unaudited condensed statements of changes in stockholders’ deficit.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$3,983,779	$995,945	$(4,547,306)	$(1,136,826)

Denominator:
Basic and diluted weighted average common shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.08)	$(0.08)

	For the six months ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$14,604,714	$3,651,179	$9,027,345	$2,256,836

Denominator:
Basic and diluted weighted average common shares outstanding	57,500,000	14,375,000	57,500,000	14,375,000

Basic and diluted net income per common share	$0.25	$0.25	$0.16	$0.16

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. No amounts were accrued for the payment of interest and penalties at June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Issued Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, the balance of the loan was $200,000, and the Note is due on demand. This facility is no longer available to be withdrawn.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had $600,000 outstanding under the Working Capital Loans.

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

Due to related party

The Sponsor paid general and administrative expenses on behalf of the Company. An aggregate of $113,488 and $-0-, as reflected in the accompanying condensed balance sheets is outstanding as of June 30, 2022 and December 31, 2021, respectively. These amounts are due on demand and are non-interest bearing.

Note 5-Commitments and Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Pursuant to the terms of the underwriting agreement, if the Company fails to consummate its initial Business Combination by August 7, 2022, (i) the deferred fee will not be paid to the underwriters and will, instead, be included in the liquidation distribution of the proceeds held in the Trust Account made to the holders of its Class A common stock and (ii) the underwriters have agreed to forfeit any rights or claims to the deferred fee and waive all rights thereto.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 6-Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 19,166,667 and 9,000,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7- Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022, and December 31, 2021 there were 57,500,000 shares of Class A common stock outstanding subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$575,000,000
Less:
Fair value of Public Warrants at issuance	(22,859,790)
Offering costs allocated to Class A common stock subject to possible redemption	(30,966,946)
Plus:
Accretion on Class A common stock subject to possible redemption amount	53,826,736
Class A common stock subject to possible redemption, December 31, 2021	575,000,000
Increase in redemption value of Class A common stock subject to possible redemption	112,000
Class A common stock subject to possible redemption, March 31, 2022	575,112,000
Increase in redemption value of Class A common stock subject to possible redemption	383,198
Class A common stock subject to possible redemption, June 30, 2022	$575,495,198

Note 8-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 57,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (See Note 7).

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock - The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 14,375,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,755,719	$-	$-
Derivative warrant liabilities	$-	$-	$-

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$575,429,021	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$12,650,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$5,940,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the six months ended June 30, 2022 and 2021.

Level 1 assets and liabilities include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

GO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) to the statements of operations resulting from a decrease/(increase) in the fair value of liabilities of approximately $5.1 million and approximately ($5.5 million), respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

For the six months ended June 30, 2022 and 2021, the Company recognized a gain to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $18.6 million and approximately $11.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Volatility	10.7%
Stock price	$9.84
Expected life of the options to convert	5.59
Risk-free rate	1.30%
Dividend yield	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for six months ended June 30, 2022 and 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$5,940,000
Change in fair value of derivative warrant liabilities	(4,320,000)
Derivative warrant liabilities at March 31, 2022	1,620,000
Change in fair value of derivative warrant liabilities	(1,620,000)
Derivative warrant liabilities at June 30, 2022	$-

Derivative warrant liabilities - Level 3, at December 31, 2020	$13,895,050
Change in fair value of derivative warrant liabilities	(5,736,610)
Derivative warrant liabilities - Level 3, at March 31, 2021	8,158,440
Change in fair value of derivative warrant liabilities	1,741,560
Derivative warrant liabilities - Level 3, at June 30, 2021	$9,900,000

Note 10-Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except for the below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 5, 2022, the Company's Board of Directors approved the plan to discontinue its pursuit of a Business Combination and allowed redemption of the Company's Class A common stock.

On August 5, 2022, in connection with the Company’s liquidation and redemption of all of its outstanding shares of Class A common stock, the Company determined to issue additional shares of Class B common stock to its sponsor in consideration of full payment and satisfaction of an aggregate of $800,000 due and payable to its sponsor under its initial public offering and working capital promissory notes. On August 17, 2022, the Company redeemed all of its outstanding shares of Class A common stock for a per-share redemption price of approximately $10.01.

As noted above, on August 20, 2021, a purported stockholder of the Company (the “Plaintiff”) filed a complaint in the United States District Court for the Southern District of New York (the “Complaint”) against the Company, the Sponsor, the Company’s founders and the Company’s independent directors (collectively, the “Defendants”) alleging breach of certain provisions of the Investment Company Act. The Plaintiff and the Defendants have agreed to the dismissal of the Complaint with prejudice, and on August 19, 2022 therefore filed a stipulation and proposed order to dismiss the action in its entirety with the United States District Court for the Southern District of New York.

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

On August 5, 2022, the Company announced that it will redeem all of its outstanding shares of Class A common stock, effective as of the close of business on August 17, 2022 because the Company will not complete an initial business combination within the time period required by its Amended and Restated Certificate of Incorporation. The per-share redemption price for the shares of Class A common stock is expected to be approximately (but not less than) $10.01. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless. On August 5, 2022, in connection with the Company’s liquidation and redemption of all of its outstanding shares of Class A common stock, the Company determined to issue additional shares of Class B common stock to its sponsor in consideration of full payment and satisfaction of an aggregate of $800,000 due and payable to its sponsor under its initial public offering and working capital promissory notes.

Liquidity and Going Concern Consideration

At June 30, 2022, we had cash of approximately $122,000 and working capital deficit of approximately $2.9 million.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we had until August 7, 2022 to consummate the proposed Business Combination. On August 5, 2022, we announced that we will redeem all of our outstanding Class A common stock, effective as of the close of business on August 17, 2022, because we will not consummate an initial business combination within the time period required by our Amended and Restated Certificate of Incorporation. We do not have adequate liquidity to sustain operations, however, our management believes that we have access to funds pursuant to a commitment letter from our Sponsor that will enable it to sustain operations until we dissolve. Our management has determined that the mandatory liquidation, and subsequent dissolution, raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception up to June 30, 2022 was in preparation for our Initial Public Offering and, since the consummation of our Initial Public Offering, the search for a prospective target business.

For the three months ended June 30, 2022, we had net income of approximately $5.0 million, which consisted of an approximately $5.1 million in change in fair value of derivative warrant liabilities, and approximately $588,000 of net gain from investments held in Trust Account, partially offset by approximately $523,000 of loss from operations including approximately $465,000 of general and administrative expenses, approximately $155,000 in income tax expense, and approximately $58,000 of franchise tax expense.

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

For the six months ended June 30, 2022, we had net income of approximately $18.3 million, which consisted of an approximately $18.6 million in change in fair value of derivative warrant liabilities, and approximately $767,000 of net gain from investments held in Trust Account, partially offset by approximately $947,000 of loss from operations including approximately $838,000 of general and administrative expenses, approximately $155,000 in income tax expense, and approximately $108,000 of franchise tax expense.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $11.5 million in the aggregate, paid upon the closing of the Initial Public Offering and Over-Allotment. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $20.1 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Pursuant to the terms of the underwriting agreement, if the Company fails to consummate its initial Business Combination by August 7, 2022, (i) the deferred fee will not be paid to the underwriters and will, instead, be included in the liquidation distribution of the proceeds held in the Trust Account made to the holders of its Class A common stock and (ii) the underwriters have agreed to forfeit any rights or claims to the deferred fee and waive all rights thereto.

Critical Accounting Polices and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 30, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 7, 2020, its annual financial statements for the period ended December 31, 2021, and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 5, “Commitments & Contingencies - Litigation”, of the notes to the accompanying unaudited condensed financial statements.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022 (the “Annual Report”), and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 16, 2022 (the “2022 Q1 Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report and the 2022 Q1 Report.

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

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of our Annual Report and Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 5, 2022, in connection with the Company’s liquidation and redemption of all of its outstanding shares of Class A common stock, the Company determined to issue additional shares of Class B common stock to its sponsor in consideration of full payment and satisfaction of an aggregate of $800,000 due and payable to its sponsor under its initial public offering and working capital promissory notes. On August 17, 2022, the Company redeemed all of its outstanding shares of Class A common stock for a per-share redemption price of approximately $10.01.

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

Dated: August 22, 2022	GO ACQUISITION CORP.

	By:	/s/ Guy Weltsch
	Name:	Guy Weltsch
	Title:	President and Chief Financial Officer